Form 10QSB
period 2003-07-31
NORTH AMERICAN GENERAL RESOURCES CORP
filed 2003-11-03
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2003

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to
Commission File Number : 000-49995

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0389183
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 80-8190 King George Highway,
Surrey, BC Canada	V3W 5B7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(604) 594-7004

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes  ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,023,579 Shares of Common Stock, $0.001 par value, outstanding as of July 31, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2003 are not necessarily indicative of the results that can be expected for the year ending October 31, 2003.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2003	2002

ASSETS

Current
Cash	$27,860	$76,217
Prepaid expense	-	11,495
	27,860	87,712

Website Development Costs	1,000	1,000
Capital Assets	6,192	-

	$35,052	$88,712

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,798	$3,184

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued:
14,023,579 common shares	14,023	14,023

Additional paid-in capital	170,493	170,493

Share subscriptions receivable	-	(19,602)

Deficit Accumulated During The Exploration Stage	(154,262)	(79,386)
	30,254	85,528

	$35,052	$88,712

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

				PERIOD FROM	PERIOD FROM
			NINE	INCEPTION	INCEPTION
			MONTHS	MARCH 14	MARCH 14
	THREE MONTHS ENDED		ENDED	2002 TO	2002 TO
	JULY 31		JULY 31	JULY 31	JULY 31
	2003	2002	2003	2002	2003

Expenses
Amortization	$326	$-	$326	$-	$326
Mineral property option
payment and
exploration
expenditures
(Note 4)	1,486	6,592	1,767	6,592	10,829
Professional fees	7,126	20,983	37,948	20,983	46,900
Consulting fees	3,000	4,959	3,000	4,959	7,959
Management fees	(2,338)	26,650	24,495	26,650	68,650
Travel	1,713	1,512	2,633	1,512	4,720
Promotion	2,797	5,884	2,797	5,884	11,473
Office and sundry	1,088	638	1,910	638	3,405

Net Loss For The Period	$15,198	$67,218	$74,876	$67,218	$154,262

Basic And Diluted Loss
Per Share	$0.01	$0.01	$0.01	$0.02

Weighted Average
Number Of Shares
Outstanding	14,023,579	5,830,000	14,023,579	3,989,571

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

				PERIOD FROM	PERIOD FROM
			NINE	INCEPTION	INCEPTION
			MONTHS	MARCH 14	MARCH 14
	THREE MONTHS ENDED		ENDED	2002 TO	2002 TO
	JULY 31		JULY 31	JULY 31	JULY 31
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(15,198)	$(67,218)	$(74,876)	$(67,218)	$(154,262)
Adjustment for:
Amortization	326	-	326	-	326

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Change in prepaid expense	-	-	11,495	-	-
Change in accounts payable
and accrued liabilities	(739)	1,512	1,614	1,512	4,798
Shares issued for other than
cash	-	-	-	-	20
	(15,611)	(65,706)	(61,441)	(65,706)	(149,118)

Cash Flows From Financing
Activities
Advances from related company	(7,718)	-	-	-	-
Share subscriptions	-	-	19,602	-	-
Issue of common stock	-	62,103	-	85,403	184,496
	(7,718)	62,103	19,602	85,403	184,496

Cash Flows From Investing
Activities
Purchase of capital assets	-	-	(6,518)	-	(6,518)
Website development costs	-	-	-	-	(1,000)
	-	-	(6,518)	-	(7,518)

Increase (Decrease) In Cash	(23,329)	(3,603)	(48,357)	19,697	27,860

Cash, Beginning Of Period	51,189	23,300	76,217	-	-

Cash, End Of Period	$27,860	$19,697	$27,860	$19,697	$27,860

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL	SHARE	DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Shares issued for cash at
$0.001	6,000,000	$6,000	$-	$-	$-	$6,000
Shares issued to acquire
mineral property interest
at $0.001	20,000	20	-	-	-	20
Shares issued for cash at
$0.01	7,300,284	7,300	65,703	-	-	73,003
Shares issued for cash at
$0.15	703,295	703	104,790	(19,602)	-	85,891
Net loss for the period	-	-	-	-	(79,386)	(79,386)

Balance, October 31,
2002	14,023,579	14,023	170,493	(19,602)	(79,386)	85,528

Share subscriptions
received	-	-	-	19,602	-	19,602
Net loss for the period	-	-	-	-	(74,876)	(74,876)

Balance, July 31, 2003	14,023,579	$14,023	$170,493	$-	$(154,262)	$30,254

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2002 audited financial statements and notes thereto.

2.

OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on March 14, 2002.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $154,262 for the period from March 14, 2002 (inception) to July 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Mineral Property Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

b)

Website Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

	c)	Capital Assets and Amortization Office equipment is recorded at cost and amortized on the declining balance basis at the rate of 20% per annum.

d)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Foreign Currency Translation The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

f)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

4.

MINERAL PROPERTY INTEREST

By an agreement dated May 18, 2002, as amended, the Company acquired a 70% undivided interest in a mineral claim located in the Mackenzie District of Nunavut, Canada.

The Company earned its interest by:

	i)	paying $6,400 on execution of the agreement;
	ii)	issuing 20,000 common shares of the Company on execution of the agreement; and
	iii)	making an additional cash payment of $1,380 whereby the optionor waived the four year work requirement for exploration expenditures.

The 20,000 common shares issued on execution of the mineral property option agreement were issued in May 2002 at fair value of $0.001 per share. The fair value was established by reference to consideration paid for shares previously issued which was $0.001 per share.

The agreement is also subject to a gross overriding royalty equal to 2.5% of all products mined and removed from the property. At the discretion of the Company, the royalty can be reduced to 1.5% by the payment of $1,600,000.

5.

CONTINGENCIES

There are several governmental regulations that materially restrict mining regulations. The Company is subject to the laws of the Northwest Territories in Canada. In order to maintain its interest in the property, the Company is required to incur a minimum of annual representative work or the property is forfeited.

6.	RELATED PARTY TRANSACTION During the period ended July 31, 2003, directors and officers were paid $24,495 for management services.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Business Overview

We are an exploration stage company in the preliminary stage of exploring a mineral claim covering approximately 206 acres in Canada’s Northwest Territories, known as the Wool Bay Property. We acquired a 70% undivided interest in the Wool Bay Property by making cash payments totaling $7,780 and issuing 20,000 shares of our common stock. By an agreement dated May 18, 2002, as amended April 15, 2003, we acquired our interest in the Wool Bay Property from 4763 NWT Ltd. (the “Vendor”). The Wool Bay Property is subject to a gross overriding royalty of 2.5% of all products mined or removed in favor of the Vendor. We are joint venturing the Wool Bay Property with the Vendor who retains a 30% undivided interest in the Wool Bay Property; however, the Vendor is not obligated to contribute its share of any exploration programs until we have expended an aggregate of $16,000 CDN (approximately $12,000 US). To date, we have expended approximately $3,000 on exploration and, accordingly, must spend an additional $9,000 before the Vendor will be obligated to contribute to exploration programs.

Mineral Exploration Program

We are exploring the Wool Bay Property for diamonds. Diamonds are often hosted by geological occurrences known as kimberlite pipes. Our exploration efforts with respect to the Wool Bay Property will be directed at locating a kimberlite pipe and, if found, its evaluation for diamond content. An airborne magnetic survey of the Wool Bay Property conducted in 1997 and a ground magnetic survey conducted in 1998 indicate a distinct circular magnetic low area on the Wool Bay Property which may represent a kimberlite pipe. Our geological consultant has recommended we conduct a two-phase exploration program on the Wool Bay Property to determine if the circular magnetic low area is a kimberlite pipe. Phase I of the program will be a gravity survey designed to better define the boundaries of the magnetic low at an estimated cost of $7,000 CDN (approximately $5,300 US). Phase II will consist of a single 100 meter long drill hole to better define the source of the magnetic low and determine if diamonds or other minerals indicative of kimberlites are present. Phase II is estimated to cost $25,000 CDN (approximately $19,000 US), of which our share of the cost would be approximately $14,300 US.

Plan of Operations

Our plan of operations is to complete the recommended work programs on the Wool Bay Property. We had commenced Phase I of the work program earlier this year, but were forced to suspend operations due to weather conditions. The program must be conducted during cold weather conditions when the ground is frozen and permits access to equipment. We expect to recommence the work program by December of 2003.

Subject to successful completion of Phase I, we expect to complete the Phase II drilling program. We expect to commence Phase II, subject to availability of drill rigs, in early 2004.

Our estimated cost to complete the balance of Phase I is $4,500. Our share of the estimated cost to complete Phase II is $14,300. We have sufficient funds on hand to complete Phase I, but may require additional financing to complete Phase II. We have not arranged any financing and there is no assurance that financing will be available.

Results Of Operations For Period Ended July 31, 2003

We did not earn any revenues during the period ended July 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $15,198 in the quarter ended July 31, 2003, as compared to $67,218 for the quarter ended July 31, 2002, and $74,876 in the nine months ended July 31, 2003. These expenses during the third quarter ended July 31, 2003 included mineral property payment and exploration expenditures of $1,486 and professional fees of $7,126.

We incurred a loss of $15,198 in the quarter ended July 31, 2003, as compared to $67,218 in the quarter ended July 31, 2002, and $74,876 in the nine months ended July 31, 2003. We incurred a loss in the amount of $154,262 for the period from inception of March 14, 2002 to July 31, 2003. Our loss for this three month period was attributable to operating expenses, professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $27,860 as of July 31, 2003 and working capital of $23,062. We anticipate that we will incur $24,000 for legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 during the next twelve months.

We anticipate that we will incur management and consulting fees totaling $48,000 during the next twelve months.

Our estimated cost of our planned exploration programs totals $18,800.

Accordingly, we will require significant additional financing to meet our financial requirements. We have not made any arrangements to obtain such financing and there is no assurance that financing will be available.

ITEM 3.           CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director, Mr. Martin Ermer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended July 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

The Company currently is not a party to any material legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 2.           Changes in Securities and Use of Proceeds.

The Company has had no changes in Securities or Use of Proceeds.

Item 3.           Default Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended July 31, 2003.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2003 and we have not filed any Current Reports on Form 8-K since July 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2003

NORTH AMERICAN GENERAL RESOURCES CORPORATION

By:	/s/ Martin Ermer

MARTIN ERMER
CHIEF EXECUTIVE OFFICER,
PRESIDENT, CHIEF FINANCIAL OFFICER
AND DIRECTOR