Form 10KSB
period 2003-10-31
NORTH AMERICAN GENERAL RESOURCES CORP
filed 2004-02-17
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended October 31, 2003

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49995

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(Name of small business issuer in its charter)

NEVADA	98-0389183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 80-8190 King George Highway,
Surrey, British Columbia, Canada	V3W 5B7
(Address of principal executive offices)	(Zip Code)

604-594-7004
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $NIL

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of February 10, 2004 was approximately $962,709.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 10, 2004 the issuer had outstanding 14,023,579 shares of Common Stock.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

1 of 27

NORTH AMERICAN GENERAL RESOURCES CORPORATION
ANNUAL REPORT ON FORM 10-KSB

2 of 27

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “our company” mean North American General Resources Corporation unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

Glossary of Technical Terms

The following defined technical terms are used in our annual report:

assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

fracture
A break in the rock, the opening of which affords the opportunity for entry of mineral-bearing solutions. A “cross fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

kimberlite	The volcanic rock which contains diamonds.

kimberlite pipe	A deep rooted volcanic eruption shaped like a carrot that can host diamonds.

massive	Solid (without fractures) wide (thick) rock unit.

meta-volcanic	Metamorphosed volcanic rocks.

mineralization	The concentration of metals and their chemical compounds within a body of rock.

ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

pluton	Body of rock exposed after solidification at great depth.

reserve
For the purposes of this registration statement: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1)
Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2)	Probable (Indicated) Reserves. Reserves for which quantity and grade and/or

3 of 27

quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

shear	The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure.

structural	Pertaining to geologic structure.

vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

volcanics	Volcanically formed rocks.

4 of 27

ITEM 1.     DESCRIPTION OF BUSINESS.

CORPORATE ORGANIZATION

We were incorporated on March 14, 2002 under the laws of the State of Nevada.

DESCRIPTION OF BUSINESS

In General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have acquired a 70% undivided interest to a mineral claim known as the “Wool Bay” mineral claim located approximately 24 kilometers southeast of Yellowknife, in the Northwest Territories, Canada (the “Wool Bay Claim”). Our plan of operations is to carry out exploration work on this claim in efforts to ascertain whether it possesses commercially viable deposits of diamonds. No commercially viable mineral deposit may exist on our mineral claim. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claim.

Acquisition of the Wool Bay Mineral Claim

In May, 2002, we entered into an option agreement with 4763 NWT Ltd. (the “Optionor”), a company incorporated under the laws of the Northwest Territories, with respect to the Wool Bay Claim (the “Option Agreement”). Pursuant to the terms of the Option Agreement, as amended on July 5, 2002, we were granted an option (the “Option”) to acquire a 70% undivided interest in the Wool Bay Claim, the exercise of which required us to do the following: (i) make a payment of $6,400 to the Optionor; (ii) incur certain expenditures on the Wool Bay Claim in the amount of CDN$4,000 per year until July 5, 2006; (iii) issue to the Optionor 20,000 of our common shares; and (iv) grant the Optionor a gross overriding royalty equal to 2.5% of all products mined and removed from the Wood Bay Claim property, 1% of which may be bought down for a payment of $1.6 million. As a condition of the Option Agreement, once the Option was exercised we would be deemed to have formed a joint venture (the “Joint Venture”) with the Optionor, the purpose of which would be to continue further development and exploration work on the Wool Bay Claim.

On April 15, 2003 we entered into an amendment to the Option Agreement with the Optionor, pursuant to which we exercised the Option to acquire a 70% interest in the Wool Bay Claim and the Optionor waived the requirement to incur certain expenditures on the Wool Bay Claim in the amount of CDN$4,000 in exchange for our payment of $2,000 to the Optionor, the fulfillment of all other conditions stated in the Option Agreement, and our agreement that the Optionor is not required to contribute its share of any work programs under the Joint Venture until we incur aggregate expenditures of $16,000 on exploration and development of the Wool Bay Claim.

As a result of exercising the Option, we hold a 70% interest in the Wool Bay Claim Joint Venture with the Optionor holding the remaining 30% interest. To date we have expended approximately $4,900 on exploration and development of the property.

Description of Property and Location of Wool Bay Claim

The Wool Bay Claim property consists of one mineral claim, located approximately 24 kilometers southeast of the town of Yellowknife in the Northwest Territories, Canada. The Wool Bay Claim was recorded with the Mining Recorders Office of the Department of Indian Affairs and Northern Development in Yellowknife, Northwest Territories, Canada, under the following name and claim numbers:

Name of Mineral Claim	Claim Number	Expiry Date
WLB 1	F74601	April 30, 2005

The claim is geographically centered on 62° 16’N latitude and 114° 08’W longitude. The mineral claim, totaling approximately 206 acres, was staked on March 29, 2002 and recorded on April 30, 2002 under the terms of the Canadian Mining Regulations by the Mining Recorders Office in Yellowknife, Northwest Territories. We hold a 70% interest in the Wool Bay Claim.

5 of 27

An annual winter ice road ploughed from Yellowknife used to transport heavy equipment and bulk supplies to northern mines passes one kilometer south of the Wool Bay Claim property and is available for hauling from mid-January to the end of March each year. The final one kilometer to the Wool Bay Claim could easily be extended by ploughing, thus providing daily 4x4 truck transport of crews, supplies, and equipment to the claim during these winter periods. Otherwise, the area is directly accessible by boat, snow-machine, helicopter, or ski and float equipped fixed wing aircraft from Yellowknife, depending on the season.

The climate is Arctic with a short summer season from mid-June to mid-September. Certain ground surveys including geophysics and drilling can be conducted into late October and before spring ice break-up between mid-February and the end of April. Winters are severe, with snow and cold associated with extremely short to no daylight hours. Access to the Wool Bay Claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities.

Approximately 70% of the mineral claim is covered by water. The remaining portion consists of landscape with minor elevation differences and 80% bedrock exposure. Overlying the bedrock is thin and glacial material. Vegetation consists of black spruce, popular and willow trees.

The Wool Bay Claim covers a single circular magnetic low response approximately 325 metres in diameter with coincident horizontal loop electromagnetic (HLEM) conductors. Local variations in the earth’s magnetic strengths can be measured by sensitive geophysical instruments. The magnetic low indicates that there is a relatively lower local magnetic strength in comparison to its surrounding area. A horizontal loop electromagnetic survey is a geophysical survey that measures subtle local naturally occurring electromagnetic currents. The source of these geophysical responses is unknown as it lies under water. Bedrock flanking to the response is of two rock types that exhibit similar magnetic strengths, thus cannot explain the relative magnetic low difference. Although kimberlites have a wide variety of magnetic and/or electromagnetic responses, one combination is as seen at the Wool Bay property. Although the magnetic and HLEM responses at the Wool Bay property may be due to a number of possibilities, including rock type changes and magnetic variability within rock types, the response may be the result of a kimberlite pipe.

Exploration History of the Mineral Claim

The area of the Wool Bay property was previously staked in 1994 subsequent to the discovery of diamonds in the Lac de Gras area, but no follow up work was done. In January of 1997, Peregrine Surveys flew a high definition helicopter borne total field magnetic survey over the Wool Bay area. The survey outlined a distinct circular magnetic low. The magnetic low may represent a kimberlite pipe. In April of 1998, Covello, Bryan and Associated conducted ground total field magnetic and horizontal loop electromagnetic (“HLEM”) geophysical surveys over the airborne circular magnetic low. The ground magnetic geophysical survey confirmed the air borne survey and outlined a circular magnetic low. The HLEM survey outlined six weak to moderate responses. The conductive responses may be due to weathered kimberlite. To date there are no known mineral occurrences within the Wool Bay property.

Geological Report and Planned Exploration Program

We engaged the services of Mr. Robert F. Brown to prepare a geological evaluation report on the Wool Bay Claim. Mr. Brown is a consulting geologist and registered professional engineer in the Geological Section of the Association of Professional Engineers of the Province of British Columbia, Canada. He visited the site in July, 2002, and issued us his report on December 12, 2002.

Our exploration efforts with respect to the claim will be directed at locating kimberlite pipe, and its evaluation for diamond content. Although diamonds occur in a number of natural occurrences including unconsolidated and consolidated sediments, meteorites, and high-pressure metamorphic rocks, the most successful source of diamonds in northern Canada has been in kimberlites. Kimberlites are CO2 and H2O rich rocks that have a distinctive inequigranular texture. Kimberlites act as a transportation agent, bringing diamonds from within the diamond stability field, that being a depth greater than 150 kilometers, to the surface. Key to exploration for diamondiferous kimberlites, as many geological environments host kimberlite intrusions, are regions underlain by ancient mantle crust such as the Slave craton in which the Wool Bay Claim property is located. Diamonds are only likely to survive their assent to the surface in areas underlain by these cool mantle roots.

6 of 27

Exploration for kimberlite pipes in northern Canada, has relied on various methods including geophysical surveys (magnetic, gravity, electro-magnetic, seismic, and radiometric), prospecting, and bulk sampling. As kimberlites are rare rocks which generally do not outcrop well, exploration methods must be capable of finding a hidden target.

Mr. Brown has recommended to us the following exploration program with respect to our mineral claim:

Stage	Activity	Status	Cost
Phase I	Winter gravity survey over the magnetic target and data processing	Phase I was initiated in early 2003, but was halted prior to completion due to inclement weather. Phase I is expected to recommence in March, 2004.	$5,300 (of which we have already spent $800)
Phase II	Drilling program to test the combined magnetic low and HLEM geophysical target	We have applied for the Phase II drilling permit, however the Phase II drilling program will not commence until positive results from phase I are achieved.	$26,600 (of which our share of the cost would be approximately $19,600)
Total Cost			$31,900 (of which our share is approximately $24,900)

Phase I consists of a gravity survey designed to better define the boundaries of the magnetic low. The results from the gravity survey could improve the character of the magnetic low and support the speculation of a kimberlite pipe. Costs to rent the equipment ($450/day), locate stations (200 meter centres), complete the survey (3 days), and process and plot the data are estimated at $5,300.

Phase II will consist of two or three 150-meter long drill holes steeply angled into the target, to adequately test for the source of the magnetic low, and HLEM responses. The drill locations are planned around a small unnamed island southeast of Wool Bay. All holes are expected to be drilled from the ice on Great Slave Lake. Associated activity includes the transport and disposal of waste to Yellowknife as well as on land disposal of drill cuttings. The drilling program is expected to be conducted over a period of ten days, and would be conducted between March and late April, 2004, depending on the results of phase I. Estimated costs, including mobilization/drilling/assaying/supervision, and costs to comply with additional requirements set out in the environmental assessment of the Wool Bay Claim property described below, will be around $160 per meter for a total cost of approximately $26,600, of which our share of the cost would be approximately $19,600. Mr. Brown is of the opinion that the Wool Bay Claim property is of sufficient merit to justify the exploration program recommended.

We have accepted the recommendations of Mr. Brown’s report. We commenced phase I of our exploration program in early 2003. However, due to inclement weather we have not yet completed phase I of the exploration program. We expect to recommence our phase I gravity survey in March, 2004. We will proceed with Phase II if the results of Phase I are favorable.

Our cash on hand as of October 31, 2003 was $17,438. We believe that our current resources are sufficient to conduct Phase I of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond phase I of our exploration program. No additional work aside from the completion of the phase I and phase II exploration program is planned at this time.

Geology of the Mineral Claim

The Wool Bay property is situated within the Slave Province. The Slave Province is an important Canadian Precambrian craton in terms of discovery of diamondiferous kimberlite intrusions to date. Kimberlite intrusions in the Lac de Gras area range in age from Late Cretaceous to Early Tertiary.

Minerals occur within a variety of deposit types in the Slave structural province. Gold occurs in shear related deposits, copper-zinc-lead-silver-gold in volcanogenic massive sulfide deposits, and diamonds within kimberlite intrusions.

7 of 27

The Wool Bay property and area was mapped as being underlain by a combination of Archean aged metasedimentary, metavolcanic, and plutonic rocks cut by Proterozoic age diabase dikes. A variably gabbro to diorite composed intrusion exists within the metasediments located on the Wool Bay Claim property. The intrusion underlies the two larger islands in the northern half of the Wool Bay property as well as the southern mainland shoreline. The gabbro is dark colored, coarse-grained and equigranular rock dominant on the island located within the Wool Bay property. Contact with the metasedimentary rocks is irregular but generally east west along the northern claim line of the Wool Bay property. The metasediments are predominantly greywacke in composition with minor siltstone. Highly irregular shaped lenses and masses of coarse-grained diorite cut the metasediments.

Current State of Exploration and Environmental Assessment

Our mineral claim presently does not have any mineral reserves. The property that is the subject to our mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim.

We have only recently commenced exploration of the mineral claim and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

We commenced phase I of our exploration program in early 2003. However, due to inclement weather we have not yet completed phase I of the exploration program. We expect to recommence our phase I gravity survey in March, 2004. We will proceed with Phase II in April, 2004 if the results of Phase I are favorable, subject to our ability to obtain a land use permit. In order to conduct land use activities such as camp construction and diamond drilling pursuant to phase II of our exploration program we are required to obtain a land use permit from the Department of Indian Affairs and Northern Development, Yellowknife, Northwest Territories.

We applied to the Mackenzie Valley Land and Water Board (the “MVLWB”) for a 2-year, type “A” land use permit for our planned phase II drilling operations in February, 2003. During the course of the permitting process we consulted with aboriginal groups and received an environmental assessment from the Mackenzie Valley Environmental Impact Review Board (the “MVEIRB”) in connection with our planned phase II drilling operations. The MVEIRB is required to submit its environmental assessment report to the minister of the Department of Indian Affairs and Northern Development for his review and approval prior to the issuance of a land use permit. On February 10, 2004, we received an environmental assessment from the MVEIRB recommending to the Minister the approval of our proposed drilling operations. Pursuant to the environmental assessment review by the MVEIRB, the board recommended that we undertake certain measures during the course of our drilling operations to ensure that we mitigate the impact of the drilling program on the environment and local aboriginal groups. The recommended measures include the following:

  That we receive verification from the Department of Fisheries and Oceans, Canada that sensitive fish spawning and nursery habitat does not occur within our proposed drill program area.

  That we confirm the lake depth at all drill locations and that we only drill in lake depths less than 11 metres, if the ice is frozen to bottom prior to the start of drilling.

  That we be restricted to operating on lake ice to ensure that direct impact to archaeological sites is minimized or eliminated.

  That we transport all drill waste water to Yellowknife, Northwest Territories for proper disposal along with all other wastes generated as a result of the development.

  That we seek advice and assistance from local aboriginal groups in order to undertake the development in a manner that is sensitive to the community and respectful to the families of those buried in the vicinity of the operations.

8 of 27

  That no part of the proposed development will occur within 100 meters of any known or suspected archaeological, burial or sacred site.

Based on the MVEIVB’s recommendations to the Minister for the Land Use Permit approval we will use our best efforts to receive a land use permit from the Department of Indian Affairs and Northern Development by April, 2004. We believe that our planned phase II operations will address all of the mitigation measures recommended by the MVEIRB in their environmental assessment. Estimated costs, including mobilization, drilling, assaying, supervision, and costs to comply with additional requirements set out in the environmental assessment of the Wool Bay Claim property will be approximately $26,600, of which our share of the cost would be approximately $19,600. To date we have expended approximately $4,900 on exploration and development of the property.

Our cash on hand as of October 31, 2003 was $17,438. We believe that our current resources are sufficient to conduct Phase I of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond phase I of our exploration program. No additional work aside from the completion of the phase I and phase II exploration program is planned at this time.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Northwest Territories. The process by which claims are acquired and held in the Northwest Territories is laid out in the Canada Mining Regulations. All aspects of mineral title are administered through the Mineral Titles office in Yellowknife, Northwest Territories.

Claims are entitled to be held for a period of 10 years from the date the claim is recorded, if: (i) during the two year period immediately following recording of the claim at least $4 per acre of representative work is performed, plus appropriate fees paid, and (ii) thereafter during each subsequent one year period at least $2 per acre of representative work is performed, plus appropriate fees paid.

The claims may be brought to lease on the 10th anniversary of the recording of the claim subject to regulatory details. A lease is valid for 21 years. If a claim is not brought to lease it will be forfeited. One month after the 10th anniversary date of a mineral claim the Mining Recorder issues a “Claims Lapse Notice”. A “Lease Application” must be received from the claim holder within two months of the Claims Lapse Notice or the claim will be forfeited. With the Lease Application the claim holder must include a record of work on the claim, payment of 1st years rent of $1.00 per acre annual rental plus $25/claim lease fee, plus the legal survey of the claim. “Request for Relief“ asking for an extension of submission of the legal survey plan, for up to one year, is available and is of particular importance as survey work is only practicably completed during the summer months.

The Mineral Resources directorate located in Hull, Quebec promotes development of mineral resources in the Northwest Territories through policies and legislation. The Mineral Resources directorate operates through Indian and Northern Affairs Canada, a department of the federal government of Canada. It administers mineral title pursuant to the Canada Mining Regulation. It monitors and inspects to ensure compliance with legislation, assesses and collects Crown royalties payable under the Canada Mining Regulations. It conducts independent diamond valuations to ensure a fair royalty return to the Crown. Details of the regulations are available through the Indian and Northern Affairs web site at http://www.ainc-inac.gc.ca/ps/nap/minmin_e.html. The Mineral Resources directorate participates in environmental assessment of northern mining projects, mineral resource assessment, and land use planning.

To conduct land use activities such as camp construction, diamond drilling, etc., a Land Use Permit (Class A or B, depending upon the scale of the proposed operations), issued under authority of the Territorial Land Use Regulations, must be obtained from the Department of Indian Affairs and Northern Development, Yellowknife, Northwest Territories. Land Use Permits fees start at approximately $150 and increase for areas greater than 5 acres at a rate of about $35 for every 2.47 acres disturbed. The permitting process is lengthy, requiring up to two months or more to complete. Presently, we received MVEIRB recommendations to the Minister for the approval of a drilling permit for the Wool Bay property and the process to obtain the permit is still ongoing. We will use our best efforts to receive an approved permit application by April, 2004. Phase I will recommence in

9 of 27

March, 2004, and we do not expect any disturbance to the ground to occur. No permits are required to conduct an exploration program involving minimal physical disturbance to the property. Thus, no permit is required for our phase I geophysical gravity survey. However, a permit is required prior to commencing Phase II of the exploration program. We expect to commence phase II of the exploration program in April of 2004, subject to obtaining additional financing and the receipt of positive results from phase I.

With the expenditures expected in the Phase I and II programs, the Wool Bay Claim will be in good standing for the 10 year exploration maximum allowed.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. Waste removal may require permits if the proposed exploration activities are significantly large enough to warrant them. Waste removals refer to the disposal of rock materials removed from the earth which must be reclaimed. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a mineral resource exploration and development company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees as of the date of this Annual Report other than our three officers. We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have no subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

10 of 27

ITEM 2.     DESCRIPTION OF PROPERTY.

We own a 70% interest in the Wool Bay Claim. We do not own any property other than the Wool Bay Claim. Our principal offices are located at Suite 80 - 8190 King George Highway, Surrey, British Columbia, Canada, V3W 5B7. We currently pay a fee of $200 per month for rental of the property and office related services. This rental is on a month-to-month basis without a formal contract.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending October 31, 2003.

11 of 27

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “NAGC”. The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER	HIGH ($)	LOW($)
1st Quarter 2004	0.04	0.01
2nd Quarter 2004 (to date)	1.00	0.05

The source of the high and low bid information for trading on the OTC Bulletin Board is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of February 10, 2004, we had 119 registered stockholders holding 14,023,579 shares of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Since the date of our incorporation, we have completed the sales of the following securities that were not registered pursuant to the Securities Act:

We issued 6,000,000 shares of common stock on March 25, 2002. Of those shares, 3,000,000 were issued to our president and director, Mr. Martin Ermer, and 3,000,000 were issued to our secretary, Ms. Teresita Ortiz. On June 30, 2002, Mr. Paul Cowley, vice-president exploration and director, subsequently acquired 500,000 common shares from Mr. Ermer and 500,000 common shares from Ms. Ortiz. All 6,000,000 shares were acquired at a price of $0.001 per share. Our total proceeds from this sale were $6,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

We issued 20,000 shares of common stock on May 31, 2002, to 4763 NWT LTD., a company incorporated under the laws of the Northwest Territories, Canada, in partial consideration for our acquisition of the option on the Wool Bay mineral property. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

We completed an offering of 7,300,284 shares of our common stock at a price of $0.01 per share to a total of 48 purchasers on June 30, 2002. The total amount we received from this offering was $73,002.84. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an

12 of 27

underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We completed an offering of 703,295 shares of our common stock at a price of $0.15 per share to a total of 65 purchasers on October 31, 2002. The total amount we received from this offering was $105,494.25. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operations

Our plan of operations is to complete the recommended work programs on the Wool Bay Property. We had commenced Phase I of the work program in 2003, but were forced to suspend operations due to weather conditions. The program must be conducted during cold weather conditions when the ground is frozen and permits access to equipment. We expect to recommence the work program by March 2004.

Phase I consists of a gravity survey designed to better define the boundaries of the magnetic low. The results from the gravity survey could improve the character of the magnetic low and support the speculation of a kimberlite pipe. Costs to rent the equipment ($450/day), locate stations (200 meter centres), complete the survey (3 days), and process and plot the data are estimated at $5,300. We have already expended $800 on phase I of our exploration program.

Phase II will consist of two or three 150-meter long drill holes steeply angled into the target, to adequately test for the source of the magnetic low, and HLEM responses. The drill locations are planned around a small unnamed island southeast of Wool Bay. All holes are expected to be drilled from the ice on Great Slave Lake. Associated activity includes the transport and disposal of waste to Yellowknife as well as on land disposal of drill cuttings. The drilling program is expected to be conducted over a period of ten days, and would be conducted between March and late April, 2004, depending on the results of phase I, and the availability of drill rigs. Estimated costs, including mobilization/drilling/assaying/supervision, and costs to comply with additional requirements set out in the environmental assessment of the Wool Bay Claim property described below, will be around $160 per meter for a total cost of approximately $26,600, of which our share of the cost would be approximately $19,600. The commencement of phase II is subject to: (i) obtaining a land use permit for our drilling program; and (ii) obtaining additional financing.

The total cost of phase I and phase II of our exploration program is expected to be approximately $31,900 of which our share of the cost will be approximately $24,900 in the event that we proceed with phase II of our planned exploration program. The remaining portion of the estimated costs are expected to be funded by the Optionor of the Wool Bay Claim. We believe that our current resources are sufficient to conduct phase I of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond phase I of our exploration program. No additional work aside from the completion of the phase I and phase II exploration program is planned at this time.

Additional work after the completion of phase I will take place only if we receive positive results from phase I and if recommended by our geologist. After phase two is completed, it is anticipated that no work will take place for the remaining portion of 2004.

13 of 27

We anticipate that we will incur the following expenses over the next twelve months:

EXPENSE	AMOUNT
Mineral Claim Exploration and Development Expenses	$24,900
Management Fees	$48,000
Professional Fees	$10,000
General Administrative Expenses	$6,000
TOTAL	$88,900

Our estimated costs of approximately $88,900 includes operating expenses, including professional legal and accounting expenses associated with being a reporting issuer under the Exchange Act, over the next twelve months.

As of October 31, 2003, we had cash in the amount of $17,438. Our total expenditures over the next twelve months are anticipated to be approximately $88,900. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, our business plan will be significantly delayed until a point in time when we would be able to secure the necessary financing. We anticipate that any financing will be an equity financing. However, there is no assurance that we will be able to secure the necessary financing. We may also require further funding in order finance the acquisition of other mineral properties.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services. See “Item 1. Description of Business – Risk Factors”.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations for the Year Ended October 31, 2003

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We incurred operating expenses in the amount of $90,687 for the year ended October 31, 2003. These operating expenses included: (a) $3,622 in connection with our acquisition of an interest in the Wool Bay Claim and related exploration expenditures, (b) office expenses of $9,294, (c) professional fees in the amount of $45,720 in connection with our corporate organization and fees associated with our previous public offerings; (d) management fees of $24,495, and (e) consulting fees of $3,000. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of phase I and II of our geological exploration program and the professional fees to be incurred in connection with our reporting obligations under the Exchange Act.

14 of 27

Net Loss

We incurred a loss in the amount of $170,073 for the period from inception to October 31, 2003. Our loss was attributable entirely to operating expenses.

Liquidity and Financial Condition

We had cash on hand of $17,438 as of October 31, 2003. We had working capital of $7,906 as of October 31, 2003. We estimate phase two of our geological exploration program will cost approximately $26,600. The total cost of phase I and phase II of our exploration program is expected to be approximately $31,900 of which our share of the cost will be approximately $24,900 in the event that we proceed with phase II of our planned exploration program. The remaining portion of the estimated costs are expected to be funded by the Optionor of the Wool Bay Claim.

We paid $800 of the estimated $5,300 cost of phase I of the geological exploration program in 2003. Our working capital is sufficient to pay for the costs of phase I. However, we will require further funding to complete phase II of our exploration program.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

We issued 6,000,000 shares of common stock on March 25, 2002. Of those shares, 3,000,000 were issued to our president and director, Mr. Martin Ermer, and 3,000,000 were issued to our secretary, Ms. Teresita Ortiz. On June 30, 2002, Mr. Paul Cowley, vice-president exploration and director, subsequently acquired 500,000 common shares from Mr. Ermer and 500,000 common shares from Ms. Ortiz. All 6,000,000 shares were acquired at a price of $0.001 per share. Our total proceeds from this sale were $6,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

We issued 20,000 shares of common stock on May 31, 2002, to 4763 NWT LTD., a company incorporated under the laws of the Northwest Territories, Canada, in partial consideration for our acquisition of the option on the Wool Bay mineral property. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

We completed an offering of 7,300,284 shares of our common stock at a price of $0.01 per share to a total of 48 purchasers on June 30, 2002. The total amount we received from this offering was $73,002.84. We completed the offering pursuant to Regulation S of the Securities Act.

We completed an offering of 703,295 shares of our common stock at a price of $0.15 per share to a total of 65 purchasers on October 31, 2002. The total amount we received from this offering was $105,494.25. We completed the offering pursuant to Regulation S of the Securities Act.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

The financial statements accompanying this annual report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

15 of 27

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have yet to attain profitable operations and because we will need additional financing to fund our extensive exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $170,073 for the period from March 14, 2002 (inception) to October 31, 2003, and have no revenue to date. As of October 31, 2003, we had cash in the amount of $17,438. We believe that our current resources are sufficient to conduct phase I of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond phase I of our exploration program. No additional work aside from the completion of the phase I and phase II exploration program is planned at this time. We will also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and diamonds. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on March 14, 2002 and to date have been involved primarily in organizational activities, the acquisition of the mineral claim, obtaining a summary geological report and performing certain limited work on our mineral claim. We have not earned any revenues to date.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of phase two exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will

16 of 27

generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claim may be restricted by inclement weather, we may be delayed in our exploration

Access to the Wool Bay Claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

The property comprises a total area of approximately 206 acres, located 24 kilometers from the town of Yellowknife in the Northwest Territories, Canada. This is an essentially undeveloped area in northern Canada. The area consists of subdued landscape and lakes with forestation. Winters are often severe making access to the property impossible during certain months of the year. The bulk of the target on the Wool Bay Claim lies under Great Slave Lake which will require frozen conditions to evaluate by drilling.

Because our president and our vice-president for exploration have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Martin Ermer, our president, is a full time employee of Molson Breweries. Mr. Paul Cowley, our vice-president for exploration is employed by Gold City Industries Ltd. and consults for various clients as a geological consultant. Because we are in the early stages of our business, Mr. Ermer and Mr. Cowley will not be spending a significant amount of time on our business. Mr. Ermer expects to expend approximately six hours per week on our business. Mr. Cowley has agreed to spend time on our business on an as needed basis. Later, if the demands of our business require, Mr. Ermer and Mr. Cowley are prepared to adjust their timetables to devote more time to our business. However, it still may not be possible for Mr. Ermer and Mr. Cowley to devote sufficient time to the management of our business as and when needed, because of their other employment. Competing demands on Mr. Ermer’s and Mr. Cowley’s time may lead to a divergence between their interests and the interests of other shareholders.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Northwest Territories in Canada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Our common stock is “penny stock”, with the result that trading of our common stock in any secondary market may be impeded

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b)

17 of 27

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

18 of 27

ITEM 7.     FINANCIAL STATEMENTS.

19 of 27

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
North American General Resources Corporation
(An exploration stage company)

We have audited the balance sheets of North American General Resources Corporation (an exploration stage company) as at October 31, 2003 and 2002, and the statements of loss, cash flows, and shareholders’ equity for the year then ended, for the period from March 14, 2002 (date of inception) to October 31, 2002, and for the cumulative period from March 14, 2002 (date of inception) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2003 and 2002, and the results of its operations and cash flows for the year then ended, for the period from March 14, 2002 (date of inception) to October 31, 2002, and for the cumulative period from March 14, 2002 (date of inception) to October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1(c) to the financial statements, the Company incurred a net loss of $170,073 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

February 5, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2003	2002

ASSETS

Current
Cash	$17,438	$76,217
Prepaid expense	-	11,495
	17,438	87,712

Website Development Costs	670	1,000
Capital Assets	5,867	-

	$23,975	$88,712

LIABILITIES

Current
Accounts payable and accrued liabilities	$9,532	$3,184

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $ 0.001
per share
100,000,000 preferred shares with a par value of $ 0.001
per share

Issued:
14,023,579 common shares	14,023	14,023

Additional paid-in capital	170,493	170,493

Share subscriptions receivable	-	(19,602)

Deficit Accumulated During The Exploration Stage	(170,073)	(79,386)
	14,443	85,528

	$23,975	$88,712

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF LOSS
(Stated in U.S. Dollars)

		PERIOD FROM	CUMULATIVE
		INCEPTION	FROM INCEPTION
	YEAR	MARCH 14	MARCH 14
	ENDED	2002 TO	2002 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2003	2002	2003

Expenses
Mineral property option payment and
exploration expenditures	$3,622	$9,062	$12,684
Professional fees	45,720	8,952	54,672
Consulting fees	3,000	4,959	7,959
Management fees (Note 5)	24,495	44,155	68,650
Travel	2,632	2,087	4,719
Promotion	942	8,676	9,618
Office and sundry	9,294	1,495	10,789
Amortization	982	-	982

Net Loss For The Period	$90,687	$79,386	$170,073

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding	14,023,579	11,480,831

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

		PERIOD FROM	CUMULATIVE
		INCEPTION	FROM INCEPTION
	YEAR	MARCH 14	MARCH 14
	ENDED	2002 TO	2002 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(90,687)	$(79,386)	$(170,073)
Non-cash item:
Amortization	982	-	982
	(89,705)	(79,386)	(169,091)
Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
Change in prepaid expense	11,495	(11,495)	-
Change in accounts payable	6,348	3,184	9,532
Shares issued for other than cash	-	20	-
	(71,862)	(87,677)	(159,559)

Cash Flows From Financing Activities
Issue of common stock	-	164,894	184,516
Share subscriptions received	19,602	-	-
	19,602	164,894	184,516

Cash Flows From Investing Activities
Website development costs	-	(1,000)	(1,000)
Purchase of office equipment	(6,519)	-	(6,519)
	(6,519)	(1,000)	(7,519)

(Decrease) Increase In Cash For The
Period	(58,779)	76,217	17,438

Cash, Beginning Of Period	76,217	-	-

Cash, End Of Period	$17,438	$76,217	$17,438

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY
OCTOBER 31, 2003
(Stated in U.S. Dollars)

		COMMON STOCK			DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL	SHARE	DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Shares issued for cash at
$0.001	6,000,000	$6,000	$-	$-	$-	$6,000
Shares issued to acquire
mineral property interest
at $ 0.001	20,000	20	-	-	-	20
Shares issued for cash at
$0.01	7,300,284	7,300	65,703	-	-	73,003
Shares issued for cash at
$0.15	703,295	703	104,790	(19,602)	-	85,891
Net loss for the period	-	-	-	-	(79,386)	(79,386)

Balance, October 31,
2002	14,023,579	14,023	170,493	(19,602)	(79,386)	85,528
Share subscriptions
received	-	-	-	19,602	-	19,602
Net loss for the year	-	-	-	-	(90,687)	(90,687)

Balance, October 31,
2003	14,023,579	$14,023	$170,493	$-	$(170,073)	$14,443

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS
	a)	Organization The Company was incorporated in the State of Nevada, U.S.A., on March 14, 2002.
b)

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $170,073 for the period from March 14, 2002 (inception) to October 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.

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

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
e)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.

MINERAL PROPERTY INTEREST

By an agreement dated May 18, 2002, as amended, the Company acquired a 70% undivided interest in a mineral claim located in the Mackenzie District of Nunavut, Canada.

The Company earned its interest by:

	i)	paying $6,400 on execution of the agreement;
	ii)	issuing 20,000 common shares of the Company on execution of the agreement;
	iii)	incurring an additional cash payment of $1,380 whereby the optionor waived the four year work requirement for exploration expenditures.

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

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002
(Stated in U.S. Dollars)

4.

CONTINGENCIES

There are several governmental regulations that materially restrict mining regulations. The Company is subject to the laws of the Northwest Territories in Canada. In order to maintain its interest in the property, the Company is required to incur a minimum of annual representative work or the property is forfeited.

5.	RELATED PARTY TRANSACTION During the year ended October 31, 2003, three directors were paid $24,495 (2002 - $44,155) for management services.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Martin Ermer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended October 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

20 of 27

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Office(s) Held

Martin Ermer	43	Director, President, Treasurer
		Chief Executive Officer &
		Chief Financial Officer

Paul Cowley	47	Director & Vice President
		Exploration

Teresita Ortiz	34	Secretary

Martin Ermer, our president, treasurer and director, from January 1998 to present, has been in charge of running the bottle production line at Molson Breweries and also dealing with various quantity controls of the release of the brewing process. From August 2002 to present, Mr. Ermer has been a director and officer of Georgia Basin Energy Ltd., a private company invested in oil and gas well interests in Jack County, Texas. In addition, Mr. Ermer holds a position since December 2002 as a director and officer of General Gas Corporation, a private company which currently owns 98.4% of the outstanding shares of Georgia Basin Energy Ltd. Mr. Ermer founded Paradise Products Ltd. in 1995, which manufacturers and distributes filter cleaning units for spas.

Paul Cowley, our Vice President of Exploration and director, is a professional geologist with 23 years of technical and managerial experience in North and South America. In addition to geological consulting which he has done since April of 1999 for companies such as Hope Bay Joint Venture and Cumberland Resources, he is presently vice president of exploration for Gold City Industries Ltd. a position he has held since May of 2000. From April 1997 through April 1999, he was a geological consultant for Alliance Mining Ltd. During the same period of time, he was also a geological consultant for Rampton Resource Corp. From August 1995 through March 1997, Mr. Cowley was the program manager for BHP Minerals. From March 1980 through August 1995 he was the senior geologist for BHP Minerals.

Teresita Ortiz, our secretary, obtained a masters degree in communications from The North Region Institute in Monterey, Mexico. Ms. Ortiz worked at Channel 2 in Monterey as a receptionist for eight months and was then promoted to co-producer of programs such as “Horrale Prino”, “Bailemos una Polca” and “Los Aficionados de Romulo”. Ms. Ortiz later founded, produced and directed her own program called “Desvelados”. From January 1998 to present, Ms. Ortiz has consulted in corporate and secretarial services for private companies. Since our inception, Ms. Ortiz has been our secretary and has provided us with secretarial services. Since December 2002, Ms. Ortiz holds a position as director and officer of General Gas Corporation, a private company which currently owns 98.4% of the outstanding shares of the private company Georgia Basin Energy Ltd.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors. We conduct our business through agreements with consultants and arms-length third parties.

21 of 27

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establish various committees during the current fiscal year.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended October 31, 2003, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Transactions not timely reported	Known failures to file a required form
Gurmeet Sidhu, Former Vice President	One	One	One

22 of 27

ITEM 10.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning compensation paid by or accrued for services rendered to us in all capacities during the past three fiscal years to our Chief Executive Officer and to each additional executive officers whose salary and bonus exceeded $100,000 (the “Named Executive Officer.”)

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Martin Ermer	President, Treasurer and Director	2002 2003	0 0	0 0	$15,417(1) $8,083(1)	0 0	0 0	0 0	0 0

(1)	Paid as management consulting fees to Mr. Ermer.

STOCK OPTION GRANTS

We did not grant any stock options to the executive officers or directors from inception through October 31, 2003. We have also not granted any stock options to the executive officers since our inception.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended October 31, 2003. No stock options have been exercised since October 31, 2003.

OUTSTANDING STOCK OPTIONS

We do not have any stock options outstanding.

COMPENSATION ARRANGEMENTS

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to officers in the event that we decide to proceed with additional exploration programs beyond the second stage program.

We do not pay to our directors any compensation for each director serving as a director on our board of directors.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal agreements. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services. Additionally, we have a verbal agreement with our outside auditors to perform requested accounting functions at their normal and customary rates.

23 of 27

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 10, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Amount and Nature of	Percentage of
Title of Class	of Beneficial Owner	Beneficial Ownership	Common Stock (1)

Common Stock	Martin Ermer	2,500,000 Shares	17.8%
	Director, President, Treasurer,	Direct
	Chief Executive Officer &
	Chief Financial Officer
	9330 Bothwell Drive
	Surrey, British Columbia
	Canada V4N 3G3

Common Stock	Teresita Ortiz	2,500,000 Shares	17.8%
	18523 67A Avenue	Direct
	Surrey, British Columbia
	Canada V3S 9B5

Common Stock	Paul Cowley	1,001,000 Shares	7.1%
	Director and Vice President	Direct
	207 – 270 West 1st Street
	North Vancouver, British Columbia
	Canada V7M 1B4

Common Stock	All Officers and Directors	6,001,000 Shares	42.8%
	as a Group (3 persons)	Direct

(1)
Based on 14,023,579 shares of our common stock issued and outstanding as of February 10, 2004. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 10, 2004.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

24 of 27

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year:

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	-	-	-

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

During the year ended October 31, 2003, our directors received $24,495 for management services.

Mr. Martin Ermer has been our president and director since our inception. Mr. Ermer acquired 3,000,000 shares of our common stock at a price of $0.001 per share on March 25, 2002. Mr. Ermer paid a total purchase price of $3,000 for these shares.

Ms. Teresita Ortiz has been our secretary since our inception. Ms. Ortiz acquired 3,000,000 shares of our common stock at a price of $0.001 per share on March 25, 2002. Ms. Ortiz paid a total purchase price of $3,000 for these shares.

Mr. Paul Cowley has been the Vice President of Exploration since June 30, 2002. Mr. Cowley acquired 500,000 shares of common stock at a price of $0.001 per share on June 30, 2002 from Mr. Ermer and 500,000 shares of common stock at a price of $0.001 per share on June 30, 2002 from Ms. Ortiz. Mr. Cowley paid a total purchase price of $1,000 for these shares. Mr. Cowley also acquired 1,000 shares of common stock at a price of $0.15 per share on October 31, 2002.

25 of 27

These issuances were made to our directors and officer each of whom are sophisticated individuals and, by way of their positions were in a position of access to relevant and material information regarding our operations.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. and North American General Resources Corporation(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2003, as amended.

(b)     Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended October 31, 2003. We have not filed any reports on Form 8-K since October 31, 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal year ended October 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $5,000.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

26 of 27

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN GENERAL RESOURCES CORPORATION

By:	/s/ Martin Ermer

Martin Ermer
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: February 17, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Martin Ermer

Martin Ermer
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: February 17, 2004

By:	/s/ Paul Cowley

Paul Cowley
Director
Date: February 17, 2004