Form 10QSB
period 2004-01-31
NORTH AMERICAN GENERAL RESOURCES CORP
filed 2004-03-22
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2004

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number: 000-50389

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,023,579 Shares of Common Stock, $0.001 par value, outstanding as of March 11, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2004 are not necessarily indicative of the results that can be expected for the year ending October 31, 2004.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$5,213	$17,438

Website Development Costs	586	670
Capital Assets	5,573	5,867

	$11,372	$23,975

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,147	$9,532

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued:
14,023,579 common shares	14,023	14,023

Additional paid-in capital	170,493	170,493

Deficit Accumulated During The Exploration Stage	(177,291)	(170,073)
	7,225	14,443

	$11,372	$23,975

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM INCEPTION
			MARCH 14
	THREE MONTHS ENDED		2002 TO
	JANUARY 31		JANUARY 31
	2004	2003	2004

Expenses
Mineral property option payment and
exploration expenditures (Note 3)	$2,018	$281	$14,702
Professional fees	3,295	13,829	57,967
Consulting fees	-	-	7,959
Management fees (Note 5)	-	17,581	68,650
Travel	1,346	-	6,065
Promotion	-	-	9,618
Office and sundry	182	480	10,971
Amortization	377	-	1,359

Net Loss For The Period	$7,218	$32,171	$177,291

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding	14,023,579	14,023,579

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM INCEPTION
			MARCH 14
	THREE MONTHS ENDED		2002 TO
	JANUARY 31		JANUARY 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(7,218)	$(32,171)	$(177,291)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Amortization	377	-	1,359
Change in prepaid expense	-	4,581	-
Change in accounts payable and accrued
liabilities	(5,384)	1,814	4,147
Shares issued for other than cash	-	-	20
	(12,225)	(25,776)	(171,765)

Cash Flows From Financing Activities
Share subscriptions received	-	19,602	-
Issue of common stock	-	-	184,496
	-	19,602	184,496

Cash Flows From Investing Activities
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,518)
	-	-	(7,518)

Increase (Decrease) In Cash	(12,225)	(6,174)	5,213

Cash, Beginning Of Period	17,438	76,217	-

Cash, End Of Period	$5,213	$70,043	$5,213

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of January 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2003 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS
	a)	Organization The Company was incorporated in the State of Nevada, U.S.A., on March 14, 2002.
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $177,291 for the period from March 14, 2002 (inception) to January 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTERESTS
a)

Wool Bay Property

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

The agreement is also subject to a gross overriding royalty equal to 2.5% of all products mined and removed from the property. At the discretion of the Company, the royalty can be reduced to 1.5% by the payment of $1,900,000 (CDN $2,500,000).

b)

RJ1 Property

The Company has entered into an option agreement, dated March 1, 2004, to acquire a 70% interest in a mineral claim located approximately 260 km east north east of Yellowknife, NWT, Canada.

In order to earn its interest, the Company must make cash payments, issue shares and incur exploration expenditures as follows:

Cash payments:

		-	$1,595 (CDN $2,000) on or by March 1, 2004 (paid as of January 31, 2004);
		-	$2,300 (CDN $3,000) on or by April 30, 2004.
Issue shares:
		-	20,000 common shares on the signing of the agreement, March 1, 2004.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTEREST (Continued)
b)

RJ1 Property (Continued)

Exploration expenditures:

-    $3,075 (CDN $4,000) by March 1, 2005;
-    $3,075 (CDN $4,000) by March 1, 2006;
-    $3,075 (CDN $4,000) by March 1, 2007;
-    $3,075 (CDN $4,000) by March 1, 2008.

The agreement is also subject to a gross overriding royalty equal to 2.5% of all products mined and removed from the property. At the discretion of the Company, the royalty can be reduced to 1.5% by the payment of $1,900,000 (CDN $2,500,000).

4.	CONTINGENCIES
a)
The Company has acquired an option to earn a 70% interest in a mineral property. In order to maintain the option, the Company must satisfy the terms of the option agreement described in Note 3(b). Upon satisfying the terms of the option agreement, the Company will be deemed to have acquired a 70% interest in the property, and will be governed by a joint venture agreement with the optionor under which the parties will participate in future expenditures on the property proportional to each party’s interest.

b)
There are several governmental regulations that materially restrict mining regulations. The Company is subject to the laws of the Northwest Territories in Canada. In order to maintain its interest in the property, the Company is required to incur a minimum of annual representative work or the property is forfeited.

5.	RELATED PARTY TRANSACTION During the period ended January 31, 2004, three directors were paid $Nil (2003 - $17,581) for management services.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding North American General Resources Corporation’s (the “Company”) capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean North American General Resources Corporation unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

Business Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We are presently involved in the exploration and development of two mineral properties located in the Northwest Territories, Canada, as further described below.

Wool Bay Claim

We acquired a 70% undivided interest to a mineral claim known as the “Wool Bay” mineral claim, totaling approximately 206 acres, located approximately 24 kilometers southeast of Yellowknife, in the Northwest Territories, Canada (the “Wool Bay Claim”).

We acquired our interest in the Wool Bay Claim pursuant to an option agreement with 4763 NWT Ltd. (the “Optionor”), a company incorporated under the laws of the Northwest Territories, (the “Option Agreement”). Pursuant to the terms of the Option Agreement, as amended, we were granted an option (the “Option”) to acquire a 70% undivided interest in the Wool Bay Claim. As a condition of the Option Agreement, once the Option was exercised we would be deemed to have formed a joint venture (the “Joint Venture”) with the Optionor, the purpose of which would be to continue further development and exploration work on the Wool Bay Claim.

On April 15, 2003 we exercised the Option to acquire a 70% interest in the Wool Bay Claim. As a result of exercising the Option, we hold a 70% interest in the Wool Bay Claim Joint Venture with the Optionor holding the remaining 30% interest. To date we have expended approximately $4,900 on exploration and development of the property.

RJ1 Claim

In March, 2004, we entered into an option agreement with 4763 NWT Ltd., a company incorporated under the laws of the Northwest Territories, whereby we acquired, an option (the “Option”) to earn a 70% interest in the RJ1 claim (the “RJ1 Claim”). The Optionor owns a 100% interest in the RJ1 Claim. In order to exercise the Option, we will be required to: (i) complete cash payments of $3,895 by April 30, 2004, (ii) complete work expenditures of $12,300 by March 1, 2008; and (iii) issue 20,000 common shares to the Optionor. The Optionor will retain a 2.5% gross overriding royalty on all ores mined from the RJ1 Claim, 1% of which may be bought down by way of a payment of $1.9 million to the Optionor.

The RJ1 Claim was staked by the Optionor on July 21, 2003 and recorded August 7, 2003. The claim covers a kimberlite exploration target in the Canadian Arctic. We plan to conduct ice-based geophysical surveys and land-based drilling to meet applicable annual work assessment requirements to keep the property in good standing. To conduct the drilling program a land use permit will be required. In anticipation of this acquisition we proceeded with an application, and have been granted a 3 year land use permit to conduct drilling.

Mineral Exploration Program

We are exploring the Wool Bay Claim and RJ1 Claim for diamonds. Diamonds are often hosted by geological occurrences known as kimberlite pipes. Our exploration efforts with respect to the Wool Bay Property will be directed at locating a kimberlite pipe and, if found, its evaluation for diamond content. An airborne magnetic survey of the Wool Bay Property conducted in 1997 and a ground magnetic survey conducted in 1998 indicate a distinct circular magnetic low area on the Wool Bay Property which may represent a kimberlite pipe. Our geological consultant has recommended we conduct a two-phase exploration program on the Wool Bay Property to determine if the circular magnetic low area is a kimberlite pipe. Phase I of the program will be a gravity survey designed to better define the boundaries of the magnetic low at an estimated cost of $7,000 CDN (approximately $5,300). Phase II will consist of a single 100 meter long drill hole to better define the source of the magnetic low and determine if diamonds or other minerals indicative of kimberlites are present. Phase II is estimated to cost $25,000 CDN (approximately $19,000), of which our share of the cost would be approximately $14,300.

We plan to conduct an exploration program on the RJ1 Claim commencing in mid-2004. Phase I would include an ice-based magnetics survey and a Horizontal Loop Electromagnetic survey. Should this program be successful in identifying favourable signatures common to kimberlite pipes we would proceed with a Phase II plan of diamond drilling of 2-3 holes from land. The purpose of the exploration program is to determine if the magnetic low signature covered by RJ1 Claim is a diamondiferous kimberlite pipe. Phase I is expected to cost $5,000 CDN ($3,780). Phase II is expected to cost about $60,000 CDN ($45,400). Both phases of our proposed exploration program are expected to be executed over the next twelve months and are subject to our ability to obtain additional financing.

Plan of Operations

Our plan of operations is to carry out exploration work on our mineral claims in efforts to ascertain whether they possess commercially viable deposits of diamonds. No commercially viable mineral deposit may exist on our mineral claims. We can provide no assurance to investors that our mineral claims contain a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claims.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Results Of Operations For the Three Month Period Ended January 31, 2004

We did not earn any revenues during the period ended January 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $7,218 in the quarter ended January 31, 2004, as compared to $32,171 for the three months ended January 31, 2003. These expenses during the first quarter ended

January 31, 2004 included mineral property payment and exploration expenditures of $2,018 and professional fees of $3,295.

We incurred a loss of $7,218 in the quarter ended January 31, 2004, as compared to $32,171 in the comparative period ended January 31, 2003. Our loss for this three month period was attributable to operating expenses, professional fees and administrative expenses. We have incurred losses in the amount of $177,291 for the period from inception of March 14, 2002 to January 31, 2004.

Liquidity and Capital Resources

We had cash of $5,213 as of January 31, 2004 and working capital of $1,066 as at the same date. We anticipate that we will incur $24,000 for legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 during the next twelve months.

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

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned mining, development and exploration activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

RISK FACTORS

We face risks in completing its exploration and development plans and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in our Annual Report on Form 10-KSB for the year ended October 31, 2003, in this Quarterly Report on Form 10-QSB and our other filings with the Securities and Exchange Commission. If any of these risks occur, our business, our ability to achieve revenues, our ability to produce gold, our operating results and our financial condition could be seriously harmed.

We have yet to attain profitable operations and because we will need additional financing to fund our extensive exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $177,291 for the period from March 14, 2002 (inception) to January 31, 2004, and have no revenue to date. As of January 31, 2004, we had cash in the amount of $5,213. We believe that our current resources are sufficient to complete phase I of our exploration program on the Wool Bay Claim. However, we will require additional financing in order to proceed with any additional work beyond phase I of our exploration program. No additional work aside from the completion of the phase I and phase II exploration program is planned at this time on our Wool Bay Claim and phase I of our planned exploration program on the RJ1 Claim. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and diamonds. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on March 14, 2002 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims, obtaining a summary geological report and performing certain limited work on our mineral claims. We have not earned any revenues to date.

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

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to the our mineral claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

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

Our common stock is “penny stock”, with the result that trading of our common stock in any secondary market may be impeded

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Martin Ermer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge no such proceedings are threatened or contemplated.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended January 31, 2004.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.4	RJ1 Property Option Agreement dated effective March 1, 2004 between 4763 NWT Ltd. and North American General Resources Corporation.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2003, as amended.
(2)	Filed with the SEC as an exhibit to our Form 10-KSB for the year ended October 31, 2003, filed on February 17, 2004.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended January 31, 2004. Since January 31, 2004, we filed the following Current Reports on Form 8-K:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
March 15, 2004	March 16, 2004	Disclosure of RJ1 Property Option Agreement dated March 1, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2004

NORTH AMERICAN GENERAL RESOURCES CORPORATION

By:	/s/ Martin Ermer

MARTIN ERMER
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial
Officer)