Form 10QSB
period 2004-04-30
NORTH AMERICAN GENERAL RESOURCES CORP
filed 2004-07-02
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2004

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

APRIL 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$123	$17,438

Website Development Costs	502	670
Capital Assets	5,280	5,867

	$5,905	$23,975

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,699	$9,532

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued:
14,023,579 common shares	14,023	14,023

Additional paid-in capital	170,493	170,493

Deficit Accumulated During The Exploration Stage	(192,310)	(170,073)
	(7,794)	14,443

	$5,905	$23,975

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					MARCH 14
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	APRIL 30		APRIL 30		APRIL 30
	2004	2003	2004	2003	2004

Expenses
Mineral property
option payment
and exploration
expenditures
(Note 3)	$-	$-	$2,018	$281	$14,702
Professional fees	12,361	16,993	15,656	30,822	70,328
Consulting fees	-	-	-	-	7,959
Management fees
(Note 4)	-	9,252	-	26,833	68,650
Travel	-	920	1,346	920	6,065
Promotion	-	-	-	-	9,618
Office and sundry	2,281	342	2,463	822	13,252
Amortization	377	-	754	-	1,736

Net Loss For The
Period	$15,019	$27,507	$22,237	$59,678	$192,310

Basic And Diluted
Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Shares
Outstanding	14,023,579	14,023,579	14,023,579	14,023,579

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
 (Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					MARCH 14
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	APRIL 30		APRIL 30		APRIL 30
	2004	2003	2004	2003	2004

Cash Flows From Operating
Activities
Net loss for the period	$(15,019)	$(27,507)	$(22,237)	$(59,678)	$(192,310)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Amortization	377	-	754	-	1,736
Change in prepaid expense	-	6,914	-	11,495	-
Change in accounts payable
and accrued liabilities	9,552	539	4,168	2,353	13,699
Shares issued for other than
cash	-	-	-	-	20
	(5,090)	(20,054)	(17,315)	(45,830)	(176,855)

Cash Flows From Financing
Activities
Advances from related
company	-	7,718	-	7,718	-
Share subscriptions received	-	-	-	19,602	-
Issue of common stock	-	-	-	-	184,496
	-	7,718	-	27,320	184,496

Cash Flows From Investing
Activities
Website development costs	-	-	-	-	(1,000)
Purchase of office equipment	-	(6,518)	-	(6,518)	(6,518)
	-	(6,518)	-	(6,518)	(7,518)

Increase (Decrease) In Cash	(5,090)	(18,854)	(17,315)	(25,028)	123

Cash, Beginning Of Period	5,213	70,043	17,438	76,217	-

Cash, End Of Period	$123	$51,189	$123	$51,189	$123

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2004
 (Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2003 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $192,310 for the period from March 14, 2002 (inception) to April 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

ARIL 30, 2004
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

b)

RJ1 Property

During the period, the Company held an option agreement to acquire a 70% interest in a mineral claim located in Yellowknife, NWT, Canada, for consideration consisting of staged cash payments totalling $3,895 CDN ($1,595 CDN paid), issuance of 20,000 common shares, and exploration expenditures totalling $12,300 CDN by March 1, 2008. This option agreement was terminated during the quarter ended April 30, 2004.

4.	RELATED PARTY TRANSACTION During the period ended April 30, 2004, three directors were paid $Nil (2003 - $26,833) for management services.

5.	SUBSEQUENT EVENT Effective June 1, 2004, the Company will consolidate its shares on a 25 for 1 basis. The consolidation is subject to regulatory approval.

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

Business Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We are presently involved in the exploration and development of one mineral property located in the Northwest Territories, Canada, as further described below.

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

The RJ1 Claim was staked by the Optionor on July 21, 2003 and recorded August 7, 2003. This option agreement was terminated during the quarter ended April 30, 2004.

Mineral Exploration Program

We are not currently exploring the Wool Bay Claim. We are currently looking for new business opportunities and will continue to explore business opportunities, seeking to enhance shareholder value.

Plan of Operations

Our plan of operations is to seek new business opportunities and the Company will continue to explore business opportunities, seeking to enhance shareholder value. Although the Company owns an interest in the Wool Bay Claim, it is possible that no commercially viable mineral deposit may exist on our mineral claims. We can provide no assurance to investors that our mineral claims contain a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. At this time, we have no reserves on our mineral claims.

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

Results Of Operations For the Three Month Period Ended April 30, 2004

We did not earn any revenues during the period ended April 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if at all. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $15,019 in the quarter ended April 30, 2004, as compared to $27,507 for the three months ended April 30, 2003. These expenses during the first quarter ended April 30, 2004 included mineral property payment and exploration expenditures of $12,361 and office and sundry costs of $2,281.

We incurred a loss of $15,019 in the quarter ended April 30, 2004, as compared to $27,507 in the comparative period ended April 30, 2003. Our loss for this three month period was attributable to operating expenses and administrative expenses. We have incurred losses in the amount of $192,310 for the period from inception of March 14, 2002 to April 30, 2004.

Liquidity and Capital Resources

We had cash of $123 as of April 30, 2004 and working capital of $5,280 as at the same date. We anticipate that we will incur $24,000 for legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 during the next twelve months.

We anticipate that we will incur the following expenses over the next twelve months:

EXPENSE	AMOUNT
Mineral Claim Exploration and Development Expenses	$12,000
Management Fees	$10,000
Professional Fees	$10,000
General Administrative Expenses	$4,000
TOTAL	$36,000

Our estimated costs of approximately $36,000 includes operating expenses, including professional legal and accounting expenses associated with being a reporting issuer under the Exchange Act, over the next twelve months. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, our business plan will be significantly delayed until a point in time when we would be able to secure the necessary financing. We anticipate that any financing will be an equity financing. However, there is no assurance that we will be able to secure the necessary financing. We may also require further funding in order finance the acquisition of other mineral properties.

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

RISK FACTORS

We face risks in completing its exploration and development plans and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in our Annual Report on Form 10-KSB for the year ended October 31, 2003, in this Quarterly Report on Form 10-QSB and our other filings with the Securities and Exchange Commission. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

As we have yet to attain profitable operations, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $192,310 for the period from March 14, 2002 (inception) to April 30, 2004, and have no revenue to date. As of April 30, 2004, we had cash in the amount of $123. We will require additional financing in order to proceed with any additional work on our exploration program. No additional work is planned at this time on our Wool Bay Claim. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Because our president have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Martin Ermer, our president, is a full time employee of Molson Breweries. Because we are in the early stages of our business, Mr. Ermer will not be spending a significant amount of time on our business. Mr. Ermer has agreed to spend time on our business on an as needed basis. Later, if the demands of our business require, Mr. Ermer is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Ermer to devote sufficient time to the management of our business as and when needed, because of their other employment. Competing demands on Mr. Ermer’s time may lead to a divergence between their interests and the interests of other shareholders.

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

During our fiscal year ended evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended April 30, 2004.

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

REPORTS ON FORM 8-K

We filed Current Reports on Form 8-K during the fiscal quarter ended April 30, 2004. Since April 30, 2004, we filed the following Current Reports on Form 8-K:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
March 15, 2004	March 16, 2004	Disclosure of RJ1 Property Option Agreement dated March 1, 2004
May 13, 2004	June 1, 2004	Disclosure of termination of RJ1 Property Option Agreement dated March 1, 2004 and announcement of resignation of Teresita de Jesus Ortiz as Director and Secretary and Paul Cowwley as VP-Exploration
May 26, 2004	June 1, 2004	Disclosure of 25 to 1 consolidation of outstanding stock of the Company

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN GENERAL RESOURCES
CORPORATION

Date: June 29, 2004	By:	/s/ Martin Ermer

MARTIN ERMER
President, Secretary, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial
Officer)