Form 10QSB
period 2004-07-31
NORTH AMERICAN GENERAL RESOURCES CORP
filed 2004-10-14
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2004

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

Issuer's telephone number, including area code: (604) 594-7004

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐  No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 560,943 Shares of Common Stock, $0.001 par value, outstanding as of July 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2004 are not necessarily indicative of the results that can be expected for the year ending October 31, 2004.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$1,579	$17,438

Website Development Costs	418	670

Capital Assets	4,987	5,867

	$6,984	$23,975

LIABILITIES

Current
Accounts payable and accrued liabilities	$15,929	$9,532

SHAREHOLDERS' (DEFICIENCY) EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued:
560,943 common shares (Note 4)	561	561

Additional paid-in capital	183,955	183,955

Deficit Accumulated During The Exploration Stage	(193,461)	(170,073)

	(8,945)	14,443

	$6,984	$23,975

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					MARCH 14
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	JULY 31		JULY 31		JULY 31
	2004	2003	2004	2003	2004

Expenses
Mineral property option payment and
exploration expenditures
(Note 3)	$(1,595)	$1,486	$423	$1,767	$13,107
Professional fees	1,954	7,126	17,610	37,948	72,282
Consulting fees	-	3,000	-	3,000	7,959
Management fees (Note 5)	-	(2,338)	-	24,495	68,650
Travel	-	1,713	1,346	2,633	6,065
Promotion	-	2,797	-	2,797	9,618
Office and sundry	415	1,088	2,878	1,910	13,667
Amortization	377	326	1,131	326	2,113

Net Loss For The Period	$1,151	$15,198	$23,388	$74,876	$193,461

Basic And Diluted Loss Per Share	$(0.01)	$(0.03)	$(0.04)	$(0.13)

Weighted Average Number Of Shares
Outstanding	560,943	560,943	560,943	560,943

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
			INCEPTION
			MARCH 14
	NINE MONTHS ENDED		2002 TO
	JULY 31		JULY 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(23,388)	$(74,876)	$(193,461)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Amortization	1,131	326	2,113
Change in prepaid expense	-	11,495	-
Change in accounts payable and accrued liabilities
	6,398	1,614	15,929
Shares issued for other than cash	-	-	20
	(15,859)	(61,441)	(175,399)

Cash Flows From Financing Activities
Advances from related company	-	-	-
Share subscriptions received	-	19,602	-
Issue of common stock	-	-	184,496
	-	19,602	184,496

Cash Flows From Investing Activities
Website development costs	-	-	(1,000)
Purchase of office equipment	-	(6,518)	(6,518)
	-	(6,518)	(7,518)

Increase (Decrease) In Cash	(15,859)	(48,357)	1,579

Cash, Beginning Of Period	17,438	76,217	-

Cash, End Of Period	$1,579	$27,860	$1,579

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2003 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $193,461 for the period from March 14, 2002 (inception) to July 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
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

The agreement is also subject to a gross overriding royalty equal to 2.5% of all products mined and removed from the property. At the discretion of the Company, the royalty can be reduced to 1.5% by the payment of $1,900,000 (CDN$2,500,000).

	b)	RJ1 Property

During the period ended April 30, 2004, the Company held an option agreement to acquire a 70% interest in a mineral claim located in Yellowknife, NWT, Canada, for consideration consisting of staged cash payments totalling $3,895 (CDN$5,000) ($1,595 paid), issuance of 20,000 common shares, and exploration expenditures totalling $12,300 (CDN$16,000) by March 1, 2008. This option agreement was terminated during the quarter ended April 30, 2004.

4.	SHARE CAPITAL

	a)	Share Consolidation

On June 1, 2004, the Company consolidated its issued and outstanding share capital on the basis of 1 share for every 25 previously held shares.

NORTH AMERICAN GENERAL RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

4.	SHARE CAPITAL (Continued)

	b)	Stock Option Plan

During the period ended July 31, 2004, the Company adopted a stock option plan (the "Plan") pursuant to which the directors may grant a maximum of 20,000,000 common stock options to officers, key employees and consultants. The Company has not granted any incentive stock options as at July 31, 2004.

5.	RELATED PARTY TRANSACTION

During the period ended July 31, 2004, three directors were paid $Nil (2003 - $24,495) for management services.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding North American General Resources Corporation's (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Wool Bay Claim

We acquired a 70% undivided interest to a mineral claim known as the "Wool Bay" mineral claim, totaling approximately 206 acres, located approximately 24 kilometers southeast of Yellowknife, in the Northwest Territories, Canada (the "Wool Bay Claim").

We acquired our interest in the Wool Bay Claim pursuant to an option agreement with 4763 NWT Ltd. (the "Optionor"), a company incorporated under the laws of the Northwest Territories, (the "Option Agreement"). Pursuant to the terms of the Option Agreement, as amended, we were granted an option (the "Option") to acquire a 70% undivided interest in the Wool Bay Claim. As a condition of the Option Agreement, once the Option was exercised we would be deemed to have formed a joint venture (the "Joint Venture") with the Optionor, the purpose of which would be to continue further development and exploration work on the Wool Bay Claim.

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

Results Of Operations For the Three Month Period Ended July 31, 2004

We did not earn any revenues during the period ended July 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if at all. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $1,151 in the quarter ended July 31, 2004, as compared to $15,198 for the three months ended July 31, 2003. These expenses during the first quarter ended July 31, 2004 included mineral property payment and exploration expenditures of $1,954 and office and sundry costs of $415.

We incurred a loss of $1,151 in the quarter ended July 31, 2004, as compared to $15,198 in the comparative period ended July 31, 2003. Our loss for this three month period was attributable to operating expenses and administrative expenses. We have incurred losses in the amount of $193,461 for the period from inception of March 14, 2002 to July 31, 2004.

Liquidity and Capital Resources

We had cash of $1,579 as of July 31, 2004 and working capital of $4,987 as at the same date. We anticipate that we will incur $24,000 for legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 during the next twelve months.

We anticipate that we will incur the following expenses over the next twelve months:

EXPENSE	AMOUNT
Mineral Claim Exploration and Development Expenses	$10,000
Management Fees	$10,000
Professional Fees	$10,000
General Administrative Expenses	$4,000
TOTAL	$34,000

Our estimated costs of approximately $34,000 includes operating expenses, including professional legal and accounting expenses associated with being a reporting issuer under the Exchange Act, over the next twelve months. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, our business plan will be significantly delayed until a point in time when we would be able to secure the necessary financing. We anticipate that any financing will be an equity financing. However, there is no assurance that we will be able to secure the necessary financing. We may also require further funding in order finance the acquisition of other mineral properties.

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

As we have yet to attain profitable operations, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $193,461 for the period from March 14, 2002 (inception) to July 31, 2004, and have no revenue to date. As of July 31, 2004, we had cash in the amount of $1,579. We will require additional financing in order to proceed with any additional work on our exploration program. No additional work is planned at this time on our Wool Bay Claim. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Because our president have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Martin Ermer, our president, is a full time employee of Molson Breweries. Because we are in the early stages of our business, Mr. Ermer will not be spending a significant amount of time on our business. Mr. Ermer has agreed to spend time on our business on an as needed basis. Later, if the demands of our business require, Mr. Ermer is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Ermer to devote sufficient time to the management of our business as and when needed, because of their other employment. Competing demands on Mr. Ermer's time may lead to a divergence between their interests and the interests of other shareholders.

Our common stock is "penny stock", with the result that trading of our common stock in any secondary market may be impeded

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

During our fiscal year ended evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended July 31, 2004.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit	Description of Exhibit
Number

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.4	RJ1 Property Option Agreement dated effective March 1, 2004 between 4763 NWT Ltd. and North American General Resources Corporation. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2003, as amended.

(2)	Filed with the SEC as an exhibit to our Form 10-KSB for the year ended October 31, 2003, filed on February 17, 2004.

REPORTS ON FORM 8-K

We filed Current Reports on Form 8-K during the fiscal quarter ended July 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN GENERAL RESOURCES
CORPORATION

Date: October 6, 2004	By:	/s/ Martin Ermer

MARTIN ERMER
President, Secretary, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)