Form 10KSB
period 2004-10-31
MoneyFlow Capital Corp
filed 2005-02-23
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended October 31, 2004

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49995

MONEYFLOW CAPITAL CORPORATION
(Name of small business issuer in its charter)

NEVADA	98-0389183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 302-850 West Hastings Street,
Vancouver, British Columbia, Canada	V6C 1E1
(Address of principal executive offices)	(Zip Code)

604-685-7552
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
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

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of February 10, 2004 was approximately $3,450,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of February 10, 2005 the issuer had outstanding 8,960,951 shares of Common Stock.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

1 of 19

MONEYFLOW CAPITAL CORPORATION
ANNUAL REPORT ON FORM 10-KSB

2 of 19

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

As used in this annual report, the terms "we", "us", "our", and “our company” mean MoneyFlow Capital Corporation unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

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

3 of 19

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

4 of 19

ITEM 1.        DESCRIPTION OF BUSINESS.

CORPORATE ORGANIZATION

We were incorporated as North American General Resources Corporation on March 14, 2002 under the laws of the State of Nevada.

On October 25, 2004, the Company entered into an agreement (the "Agreement") which provided that it would incorporate a Canadian subsidiary, MoneyFlow Capital Corporation, which would purchase all of the assets of CMC Investments Inc. ("CMC"), a British Columbia corporation, and its subsidiary, Canadian Cheque Cashing Corporation ("CCCC"), a Canadian corporation, in exchange for the issuance of 6,000,000 shares of the Company. CMC carries on the business of operating a foreign exchange service. CCCC carries on the business of providing financial services including short-term loans and cheque cashing from retail store premises in British Columbia. The assets of CMC and CCCC purchased by the subsidiary of the Company included the inventory, contracts and equipment leases, fixed assets and equipment, the goodwill of the business, including the name "MoneyFlow" and Cheque Advance", all prepaid expenses, accounts receivable, leases, licences, books and records of CMC and CCCC. The Agreement closed on November 11, 2004.

On November 29, 2004, a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from North American General Resources Corporation to MoneyFlow Capital Corporation.

DESCRIPTION OF BUSINESS

In General

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Until November 11, 2004, the Company was primarily engaged in the acquisition and exploration of mining properties.

On November 11, 2004, the Company changed its business to providing financial services including operating a foreign exchange service and providing short-term loans and cheque cashing from retail premises. The Company also changed its name to MoneyFlow Capital Corporation.

Mining Property Interests

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

This option agreement was terminated during the quarter ended October 31, 2004.

b)	RJ1 Property

During the period ended April 30, 2004, the Company held an option agreement to acquire a 70% interest in a mineral claim located in Yellowknife, NWT, Canada, for consideration consisting of staged cash payments totaling $3,895 (CDN $5,000) ($1,595 paid), issuance of 20,000 common shares, and exploration expenditures totaling $12,300 (CDN $16,000) by March 1, 2008.

This option agreement was terminated during the quarter ended April 30, 2004.

5 of 19

Competition

Until November 11, 2004, we were a mineral resource exploration and development company. We competed with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties.

We are currently a financial services company. Many of the other financial services companies with whom we compete have greater financial resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of other smaller financial service companies, on advertising and promotion, and on development of their store fronts. This competition could result in competitors having operations of greater interest to prospective investors who may finance additional operations and development. This competition could adversely impact on our ability to finance further development and to achieve the financing necessary for us to develop our interests.

Employees

We have no employees as of the date of this Annual Report other than our Director. We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

On November 11, 2004, the Company entered into a share exchange agreement with MoneyFlow Capital Corp., a company incorporated under the federal laws of Canada, whereby the Company purchased all of the issued and outstanding shares of MoneyFlow Capital Corp. in exchange for 6,000,000 shares of the Company. MoneyFlow Capital Corp. is a financial services company that offers various financial services including short-term loans and check cashing services as well as operating a foreign exchange service from several retail store premises located throughout the Province of British Columbia, Canada.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

6 of 19

ITEM 2.        DESCRIPTION OF PROPERTY.

We currently do not own any property. Our principal offices are located at Suite 302 - 850 West Hastings Street, Vancouver, British Columbia, Canada, V6C 1E1. We currently pay a fee of $300 per month for book keeping related services. This fee is on a month-to-month basis without a formal contract.

ITEM 3.        LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending October 31, 2004.

7 of 19

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “MFCC”. This trading symbol is in accordance with the recent corporate name change from North American General Resources Corporation to Moneyflow Capital Corporation. The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER	HIGH ($)	LOW($)
1st Quarter 2004	0.04	0.01
2nd Quarter 2004	1.00	0.05
3rd Quarter 2004	0.75	0.01
4th Quarter 2004 (to date)	1.53	0.30

The source of the high and low bid information for trading on the OTC Bulletin Board is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of February 10, 2005, we had approximately 85 registered stockholders holding 8,960,951 shares of our common stock.

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

Plan Of Operations

We currently do not have a plan of operation.

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

8 of 19

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

Results of Operations for the Year Ended October 31, 2004

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

We incurred operating expenses in the amount of $29,298 for the year ended October 31, 2004. These operating expenses included: (a) $423 in connection with our mineral property option payment and related exploration expenditures, (b) office expenses of $5,938, and (c) professional fees in the amount of $15,054 in connection with our corporate organization and fees associated with our previous public offerings. The directors were paid $Nil for management services. We anticipate our operating expenses will increase as we develop and undertake our plan of operations. The increase will be attributable to the professional fees to be incurred in connection with our reporting obligations under the Exchange Act.

Net Loss

We incurred a loss in the amount of $199,371 for the period from inception to October 31, 2004. Our loss was attributable entirely to operating expenses.

Liquidity and Financial Condition

We had cash on hand of $229 as of October 31, 2004. Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

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

Because we will need additional financing to fund our activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

9 of 19

We have incurred a net loss of $199,371 for the period from March 14, 2002 (inception) to October 31, 2004, and have no revenue to date. As of October 31, 2004, we had cash in the amount of $229. No work is planned at this time. We will require additional financing if the costs of our operations are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is a new direction for the business, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of the new business, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on March 14, 2002 and to date have been involved primarily in organizational activities, the acquisition of the mineral claim, obtaining a summary geological report and performing certain limited work on our mineral claim. The new business direction will require additional time and resources for organizational activities.

Because of the unique difficulties and uncertainties inherent in new ventures, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by commencing a new business venture and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business we plan to undertake.

As we undertake business, we will be subject to compliance with government regulation that may increase the anticipated cost of the business

There are several governmental regulations that govern the financial services industry. We will be subject to the laws of British Columbia and Canada with respect to financial services and money lending. We may be required to obtain work permits in order to comply with these laws. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying on our business.

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

10 of 19

ITEM 7.        FINANCIAL STATEMENTS.

11 of 19

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Moneyflow Capital Corporation
(Formerly North American General Resources Corporation)
(An exploration stage company)

We have audited the accompanying balance sheets of Moneyflow Capital Corporation (formerly North American General Resources Corporation) (an exploration stage company) as at October 31, 2004 and 2003, and the related statements of loss, cash flows, and shareholders’ equity for the years then ended, and for the cumulative period from March 14, 2002 (date of inception) to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from March 14, 2002 (date of inception) to October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1(c) to the financial statements, the Company incurred a net loss of $199,371 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

February 14, 2005	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2004	2003

ASSETS

Current
Cash	$229	$17,438

Website Development Costs	-	670
Capital Assets	-	5,867

	$229	$23,975

LIABILITIES

Current
Accounts payable and accrued liabilities	$15,084	$9,532

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued:
560,951 common shares	561	561

Additional paid-in capital	183,955	183,955

Deficit Accumulated During The Exploration Stage	(199,371)	(170,073)
	(14,855)	14,443

	$229	$23,975

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 14
	YEARS ENDED		2002 TO
	OCTOBER 31		OCTOBER 31
	2004	2003	2004

Revenue	$-	$-	$-

Expenses
Mineral property option payment and exploration
expenditures	423	3,622	13,107
Professional fees	15,054	45,720	69,726
Consulting fees	-	3,000	7,959
Management fees (Note 5)	-	24,495	68,650
Travel	1,346	2,632	6,065
Promotion	-	942	9,618
Office and sundry	5,938	9,294	16,727
Amortization	1,132	982	2,114

Loss Before The Following	23,893	90,687	193,966

Write Down Of Web Development Costs	418	-	418
Write Down Of Capital Assets	4,987	-	4,987

Net Loss For The Period	$29,298	$90,687	$199,371

Basic And Diluted Loss Per Share	$(0.05)	$(0.16)

Weighted Average Number Of Shares Outstanding	560,951	560,951

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 14
	YEARS ENDED		2002 TO
	OCTOBER 31		OCTOBER 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(29,298)	$(90,687)	$(199,371)
Non-cash items:
Write down of web development costs	418	-	418
Write down of capital assets	4,987	-	4,987
Amortization	1,132	982	2,114
	(22,761)	(89,705)	(191,852)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense	-	11,495	-
Change in accounts payable and accrued liabilities
	5,552	6,348	15,084
	(17,209)	(71,862)	(176,768)

Cash Flows From Financing Activities
Issue of common stock	-	-	184,516
Share subscriptions received	-	19,602	-
	-	19,602	184,516

Cash Flows From Investing Activities
Website development costs	-	-	(1,000)
Purchase of office equipment	-	(6,519)	(6,519)
	-	(6,519)	(7,519)

(Decrease) Increase In Cash For The Period	(17,209)	(58,779)	229

Cash, Beginning Of Period	17,438	76,217	-

Cash, End Of Period	$229	$17,438	$229

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

STATEMENT OF SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO OCTOBER 31, 2004
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL	SHARE	DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Shares issued for cash at $0.001	240,000	$240	$5,760	$-	$-	$6,000

Shares issued to acquire mineral
property interest at $0.001	240,000	$240	$5,760	$-	$-	$6,000

Shares issued for cash at $0.01	292,019	292	72,711	-	-	73,003

Shares issued for cash at $0.15	28,132	28	105,465	(19,602)	-	85,891

Net loss for the period	-	-	-	-	(79,386)	(79,386)

Balance, October 31, 2002	560,951	561	183,955	(19,602)	(79,386)	85,528

Share subscriptions received	-	-	-	19,602	-	19,602

Net loss for the year	-	-	-	-	(90,687)	(90,687)

Balance, October 31, 2003	560,951	561	183,955	-	(170,073)	14,443

Net loss for the year	-	-	-	-	(29,298)	(29,298)

Balance, October 31, 2004	560,951	$561	$183,955	$-	$(199,371)	$(14,855)

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

1.        NATURE OF OPERATIONS

a)               Organization

The Company was incorporated in the State of Nevada, U.S.A., on March 14, 2002.

On June 1, 2004, the Company consolidated its issued and outstanding share capital on the basis of 1 share for every 25 previously held shares. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

On November 29, 2004, a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from North American General Resources Corporation to Moneyflow Capital Corporation.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $199,371 for the period from March 14, 2002 (inception) to October 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

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

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

2.        SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

f)               Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g)               Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.        MINERAL PROPERTY INTERESTS

a)               Wool Bay Property

By an agreement dated May 18, 2002, as amended, the Company acquired a 70% undivided interest in a mineral claim located in the Mackenzie District of Nunavut, Canada.

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

3.        MINERAL PROPERTY INTERESTS (Continued)

a)               Wool Bay Property (Continued)

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

As at October 31, 2004, the Company opted not to renew the option and thus allowed it to expire.

b)               RJ1 Property

The Company held an option agreement to acquire a 70% interest in a mineral claim located in Yellowknife, NWT, Canada, for consideration consisting of staged cash payments totalling $3,895 (CDN$5,000) ($1,595 paid), issuance of 20,000 common shares, and exploration expenditures totalling $12,300 (CDN$16,000) by March 1, 2008. This option agreement was allowed to lapse and was terminated by April 30, 2004.

4.        SHARE CAPITAL

Stock Option Plan

During the year ended October 31, 2004, the Company adopted a stock option plan (the “Plan”) pursuant to which the directors may grant a maximum of 20,000,000 common stock options to officers, key employees and consultants. The Company has not granted any incentive stock options as at October 31, 2004 (see Note 6).

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003
(Stated in U.S. Dollars)

5.        RELATED PARTY TRANSACTION

During the year ended October 31, 2004, three directors were paid $Nil (2003 - $24,495) for management services.

6.        SUBSEQUENT EVENTS

a)               On October 25, 2004, the Company entered into an agreement (the “Agreement”) which provided that it would incorporate a Canadian federal subsidiary, MoneyFlow Capital Corporation, which would purchase all of the assets of CMC Investments Inc. (“CMC”), a British Columbia corporation, and its wholly owned subsidiary, Canadian Cheque Cashing Corporation (“CCCC”), a Canadian federal corporation, in exchange for the issuance of 6,000,000 shares of the Company at a deemed price of $0.05 per share and the assumption of certain debts totalling US$2,053,000 (CDN$2,500,000). CMC and CCCC carry on the business of operating a foreign exchange service, short term loans and cheque cashing from retail store premises in British Columbia. The assets of CMC and CCCC purchased by the Company included the inventory, contracts and equipment leases, fixed assets and equipment, the goodwill of the business, including the name “MoneyFlow” and “Cheque Advance”, all prepaid expenses, accounts receivable, leases, licenses, books and records of CMC and CCCC. The Agreement closed on November 11, 2004.

b)               Subsequent to the year end, the Company granted 2,400,000 stock options exercisable at $0.005 per share to consultants. All the stock options were exercised for gross proceeds to the Company of $12,000.

c)               Subsequent to the year end, the Company received $1,418,336 in cash on a private placement offering of 3,000,000 common shares at a price of $0.50 per share.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.      CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and former Chief Financial Officer, Martin Ermer. Based upon that evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended October 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

12 of 19

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Office(s) Held

Wayne Mah	49	Director, President, Treasurer
		Chief Executive Officer &
		Chief Financial Officer

Alan Miller	50	Director

Martin Ermer	44	Director, President, Treasurer
		Chief Executive Officer &
		Chief Financial Officer
		until December 17, 2004.

Wayne Mah, our president, treasurer and director, from December 17, 2004 to present, is instrumental in helping Moneyflow Capital Corporation, a provider of short-term loans, check cashing and foreign exchange services, launch operations in the United States and expand locations in British Columbia. His more than twenty years of financial experience in both strategic planning and tactical management is an invaluable asset to our company. He was the Founder of CMC Investment Inc., a currency exchange company, and also acted as Chairman & CEO of National Eagle Investment Consultant, one of the largest independently owned market makers in Asia, headquartered in Hong Kong and having 20 locations world-wide.

Alan Miller, a director, brings over twenty-five years of Wall Street and financial expertise to Moneyflow including his tenure as founder and president of Winchester Investment Securities, an investment banking and general securities firm based in Overland Park, Kansas. Winchester, which had five branches and forty-five registered representatives, had participated in private placements, IPOs, market making and general securities trading. His stock market expertise and commentary gained him recognition as one of the top stock market timers in the country and a significant following of investment professionals.

Martin Ermer acted as president, treasurer and director of Moneyflow from January 1998 to December 17, 2004. The Company accepted his resignation on December 17, 2004. Mr. Ermer has been in charge of running the bottle production line at Molson Breweries and also dealing with various quantity controls of the release of the brewing process. From August 2002 to present, Mr. Ermer has been a director and officer of Georgia Basin Energy Ltd., a private company invested in oil and gas well interests in Jack County, Texas. In addition, Mr. Ermer holds a position since December 2002 as a director and officer of General Gas Corporation, a private company which currently owns 98.4% of the outstanding shares of Georgia Basin Energy Ltd. Mr. Ermer founded Paradise Products Ltd. in 1995, which manufacturers and distributes filter cleaning units for spas.

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

13 of 19

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

No one with a principal position has failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information concerning compensation paid by or accrued for services rendered to us in all capacities during the past three fiscal years to our Chief Executive Officer and to each additional executive officers whose salary and bonus exceeded $100,000 (the “Named Executive Officer.”)

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Martin Ermer	President, Treasurer and Director	2002 2003 2004	0 0 0	0 0 0	$15,417(1) $8,083(1) 0	0 0 0	0 0 0	0 0 0	0 0 0
               (1) Paid as management consulting fees to Mr. Ermer.

STOCK OPTION GRANTS

We did not grant any stock options to the executive officers or directors from inception through October 31, 2004. We have also not granted any stock options to the executive officers since our inception.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended October 31, 2004. No stock options have been exercised since October 31, 2004.

14 of 19

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

15 of 19

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 10, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Amount and Nature of	Percentage of
Title of Class	of Beneficial Owner	Beneficial Ownership	Common Stock (1)

Common Stock	Wayne Mah	3,000,000	33.5%
	President, Director	Direct
	Chief Executive Officer,
	Chief Financial Officer
	6289 Carnarvon Street
	Vancouver, British Columbia
	Canada V6N 1K2

Common Stock	Alan Miller	0	0.0%
	Director
	3875 Johns Creek Parkway
	Suwanee, GA 30024

Common Stock	Martin Ermer	100,000 Shares	1.1%
	Former Director, Former President, Former Treasurer,	Direct
	Former Chief Executive Officer & Former Chief
	Financial Officer
	9330 Bothwell Drive
	Surrey, British Columbia
	Canada V4N 3G3

Common Stock	Teresita Ortiz (2)	100,000 Shares	1.1%
	18523 67A Avenue	Direct
	Surrey, British Columbia
	Canada V3S 9B5

Common Stock	Paul Cowley (3)	40,000 Shares
	Former Director and Former Vice President	Direct	0.4%
	207 – 270 West 1st Street
	North Vancouver, British
	Columbia
	Canada V7M 1B4

Common Stock	All Former Officers and Directors as a Group	240,000 Shares	2.6%
	(3 person)	Direct

(1)	Based on 8,960,951 shares of our common stock issued and outstanding as of February 10, 2005. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 10, 2005.
(2)	Ms. Ortiz resigned on May 5, 2004.
(3)	Mr. Cowley resigned on May 5, 2004.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

16 of 19

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

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

•       Any of our directors or officers;
•       Any person proposed as a nominee for election as a director;
•        Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•        Any of our promoters; and
•        Any relative or spouse of any of the foregoing persons who has the same house as such person.

During the year ended October 31, 2004, our directors received $Nil for management services.

Mr. Martin Ermer had been our president and director from our inception to December 17, 2004.

Ms. Teresita Ortiz had been our secretary from our inception to May 5, 2004.

Mr. Paul Cowley had been the Vice President of Exploration from June 30, 2002 to May 5, 2004.

Mr. Wayne Mah was appointed on December 17, 2004.

Mr. Alan Miller was appointed on January 10, 2005.

17 of 19

These issuances were made to our directors and officer each of whom are sophisticated individuals and, by way of their positions were in a position of access to relevant and material information regarding our operations.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.4	Asset Purchase Agreement dated October 25, 2004 among CMC Investments Inc., Moneyflow Capital Corp., Canadian Cheque Cashing Corporation, Wayne Mah, and North American General Resources Corp.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2004, as amended.

(b)        Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended October 31, 2004. We have not filed any reports on Form 8-K since October 31, 2004.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal year ended October 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were approximately $5,000.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

18 of 19

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEYFLOW CAPITAL CORPORATION

By:	/s/ Wayne Mah
Wayne Mah
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: February 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wayne Mah
Wayne Mah
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: February 15, 2005