Form 10KSB/A
period 2004-10-31
MoneyFlow Capital Corp
filed 2005-02-23
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment no. 1

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

The Company now carries on the business of operating a foreign exchange service as well as providing financial services including short-term loans and cheque cashing from retail store premises in British Columbia. It operates from several retail store premises located in Vancouver, British Columbia (Hastings and Granville locations), as well as Burnaby, Kelowna, Kamloops, and Nanaimo.

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