Form 10QSB
period 2005-01-31
MoneyFlow Capital Corp
filed 2005-05-12
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2005

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number: 000-49995

MONEYFLOW CAPITAL CORPORATION
(Exact name of small business Issuer as specified in its charter)

Nevada	98-0389183
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 302-850 W. Hastings St.,
Vancouver, BC Canada	V6C 1E1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (604) 685-7552

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,960,951 Shares of Common Stock, $0.001 par value, outstanding as of May 11, 2005.

Transitional Small Business Disclosure Format (Check one): Yes   ☐  No   ☒

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results that can be expected for the year ending October 31, 2005.

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2005

     (Unaudited)
 (Stated in U.S. Dollars)

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM BALANCE SHEET
 (Stated in U.S. Dollars)

	January 31,	October 31,
	2005	2004

ASSETS

Current
Cash	$3,209	$229

Shares and Advances under Asset Purchase Agreement (See Note 4)	1,473,336

	$1,476,545	$229

LIABILITIES

Current
Accounts payable and accrued liabilities	$15,351	$15,084

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital

Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued:
11,960,951 common shares	11,961	561

Additional paid-in capital	1,657,891	183,955

Deficit Accumulated During The Development Stage	(208,658)	(199,371)
	1,461,194	(14,855)

	$1,476,545	$229

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM
			INCEPTION
	THREE MONTHS		MARCH 14
	ENDED		2002 TO
	JANUARY 31		JANUARY 31
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Mineral property option payment and exploration
expenditures	-	2,018	13,107
Professional fees	4,815	3,295	74,541
Consulting fees	-	-	7,959
Management fees (Note 5)	-	-	68,650
Travel	-	1,346	6,065
Promotion	-	-	9,618
Office and sundry	4,188	182	20,915
Amortization	284	377	2,398

Loss Before The Following	9,287	7,218	203,253

Write Down Of Web Development Costs	-	-	418
Write Down Of Capital Assets	-	-	4,987

Net Loss For The Period	$9,287	$7,218	$208,658

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	11,960,951	560,951

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	THREE MONTHS		MARCH 14
	ENDED		2002 TO
	JANUARY 31		JANUARY 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(9,287)	$(7,218)	$(208,658)
Non-cash items:
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Amortization	284	377	2,398
	(9,003)	(6,841)	(200,855)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense	-	-	-
Change in accounts payable and accrued liabilities	267	(5,384)	15,084
	(8,736)	(12,225)	(176,768)

Cash Flows From Financing Activities
Issue of common stock	1,485,336	-	1,639,852
Share subscriptions received	-	-	-
	1,485,336	-	1,627,582

Cash Flows From Investing Activities
Shares and Advances under Asset Purchase Agreement	1,473,336
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)
	1,473,336	-	(7,519)

(Decrease) Increase In Cash For The Period	3,080	(12,225)	271

Cash, Beginning Of Period	229	17,438	-

Cash, End Of Period	$3,209	$5,213	$271

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO JANUARY 31, 2005
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL	SHARE	DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL

Shares issued for cash at $0.001	240,000	$240	$5,760	$-	$-	$6,000

Shares issued to acquire mineral
property interest at $0.001	240,000	$240	$5,760	$-	$-	$6,000

Shares issued for cash at $0.01	292,019	292	72,711	-	-	73,003

Shares issued for cash at $0.15	28,132	28	105,465	(19,602)	-	85,891

Net loss for the period	-	-	-	-	(79,386)	(79,386)

Balance, October 31, 2002	560,951	561	183,955	(19,602)	(79,386)	85,528

Share subscriptions received	-	-	-	19,602	-	19,602

Net loss for the year	-	-	-	-	(90,687)	(90,687)

Balance, October 31, 2003	560,951	561	183,955	-	(170,073)	14,443

Net loss for the year	-	-	-	-	(29,298)	(29,298)

Balance, October 31, 2004	560,951	561	183,955	-	(199,371)	(14,855)

Shares issued pursuant to a grant
and exercise of stock options
under the Company’s stock
option plan	2,400,000	2,400	9,600	-		12,000

Shares issued pursuant to private
placement	3,000,000	3,000	1,440,336	-		1,443,336

Shares issued pursuant to Asset
Acquisition Agreement	6,000,000	6,000	-	-		6,000

Net Loss for the period					(9,287)	(9,287)

Balance, January 31, 2004	11,960,951	$11,961	$1,633,891	$-	$(208,658)	$1,437,194

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004
 (Stated in U.S. Dollars)

1.      BASIS OF PRESENTATION

The unaudited financial statements as of January 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2004 audited financial statements and notes thereto.

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

b)                Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $208,658 for the period from March 14, 2002 (inception) to January 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the operation of its financial services operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004
 (Stated in U.S. Dollars)

3.      SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)                Mineral Property Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs have been expensed.

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
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004
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

g)                Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.      ASSET ACQUISITION

On October 25, 2004, the Company entered into an agreement (the “Agreement”) which provided that it would incorporate a Canadian federal subsidiary, MoneyFlow Capital Corporation, which would purchase all of the assets of CMC Investments Inc. (“CMC”), a British Columbia corporation, and its wholly owned subsidiary, Canadian Cheque Cashing Corporation (“CCCC”), a Canadian federal corporation, in exchange for the issuance of 6,000,000 shares of the Company at a deemed price of $0.005 per share and the assumption of certain debts totaling US$2,053,000 (CDN$2,500,000). CMC and CCCC carry on the business of operating a foreign exchange service, short term loans and cheque cashing from retail store premises in British Columbia. The assets of CMC and CCCC purchased by the Company included the inventory, contracts and equipment leases, fixed assets and equipment, the goodwill of the business, including the name “MoneyFlow” and “Cheque Advance”, all prepaid expenses, accounts receivable, leases, licenses, books and records of CMC and CCCC.

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004
 (Stated in U.S. Dollars)

4.      ASSET ACQUISITION (Continued)

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

Subsequent to the three months ending January 31, 2005, the Company defaulted on its payment obligations under the Asset Acquisition Agreement. As more particularly set forth in the Agreement the Company was obligated to make a series of payments totaling an amount of CAD$3,000,000.00 for certain debts owing by the corporate vendors under the Agreement to the current President of the Company, and a group of arm’s length debenture holders. Under the Agreement the Company advanced a total of US$1,418,326 (being an equivalent amount of CAD$1,741,431). On February 8th, 2005, the date of default, the remaining total outstanding balance owing by the Company of US$1,040,140 (being an equivalent amount of CAD$1,258,569). In consequence, the parties to the Agreement agreed to terminate the Agreement, and have further agreed to cancel and return to the Company’s treasury the issuance to the former President of the Company and certain others of 6,000,000 common shares issued and held in escrow subject to closing of the foregoing payment obligations of the Company under the Agreement.

5.      MINERAL PROPERTY INTERESTS

a)                Wool Bay Property

By an agreement dated May 18, 2002, as amended, the Company acquired a 70% undivided interest in a mineral claim located in the Mackenzie District of Nunavut, Canada.

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004
 (Stated in U.S. Dollars)

5.      MINERAL PROPERTY INTERESTS (Continued)

a)                Wool Bay Property (Continued)

In June 2004, the Company assigned the property for assumption of responsibility to an unrelated party.

b)                RJ1 Property

The Company held an option agreement to acquire a 70% interest in a mineral claim located in Yellowknife, NWT, Canada. This option agreement was allowed to lapse and was terminated by April 30, 2004.

6.      SHARE CAPITAL

Stock Option Plan

a)                The Company currently has a stock option plan (the “Plan”) pursuant to which the directors may grant a maximum of 20,000,000 common stock options to officers, key employees and consultants. The Company has granted a total of 2,400,000 shares as any incentive stock options as at January 31, 2005.

b)                On December 5th, 2004, the Company granted 2,400,000 stock options exercisable at $0.005 per share to consultants. All the stock options were exercised for gross proceeds to the Company of $12,000.

c)                On December 5th, 2004, the Company received $1,443,336 in cash on a private placement offering of 3,000,000 common shares at a price of $0.50 per share.

d)                On December 18th, 2004 the Company issued 6,000,000 under the Asset Acquisition Agreement at a deemed price of $0.005 each. Subsequently this share issuance was cancelled and the 6,000,000 shares were returned to treasury on February 8th, 2005 (See Note 8 below).

MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004
 (Stated in U.S. Dollars)

7.      RELATED PARTY TRANSACTION

During the three months ended January 31, 2005, the directors and officers were paid $Nil (2004 - $Nil) for management services.

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

Employees

We have no employees as of the date of this Annual Report other than our Directors. We conduct our business largely through agreements with consultants and arms-length third parties.

Consultants

The Company currently has a stock option plan pursuant to which the directors may grant a maximum of

20,000,000 common stock options to officers, key employees and consultants. The Company has granted a total of 2,400,000 shares as any incentive stock options as at January 31, 2005.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the three months ending January 31, 2005.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “MFCC”. This trading symbol is in accordance with the recent corporate name change from North American General Resources Corporation to Moneyflow Capital Corporation. The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER	HIGH ($)	LOW($)
1st Quarter 2004	0.04	0.01
2nd Quarter 2004	1.00	0.05
3rd Quarter 2004	0.75	0.01
4th Quarter 2004	1.53	0.30
1st Quarter 2005	1.53	1.10

The source of the high and low bid information for trading on the OTC Bulletin Board is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of May 10, 2005, we had approximately 85 registered stockholders holding 5,960,951 shares of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

Since the date of our incorporation, we have not completed the sales of the following securities that were not registered pursuant to the Securities Act.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operations

We currently do not have a plan of operation.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an Development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the Development of our properties, and possible cost overruns due to price and cost increases in services. See “Item 1. Description of Business – Risk Factors”.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and Development phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations for the three months Ended January 31, 2005

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the Development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial Development programs.

We incurred operating expenses in the amount of $9,287 for the three months ended January 31, 2005. These operating expenses included: (a) office expenses of $4,188, and (b) professional fees in the amount of $4,815 in connection with our corporate organization and fees associated with our previous public offerings. The directors were paid $Nil for management services. We anticipate our operating expenses will increase as we develop and undertake our plan of operations. The increase will be attributable to the professional fees to be incurred in connection with our reporting obligations under the Exchange Act.

Net Loss

We incurred a loss in the amount of $208,658 for the period from inception to January 31, 2005. Our loss was attributable entirely to operating expenses.

Liquidity and Financial Condition

We had cash on hand of $3,209 as of January 31, 2005. Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

On December 5th, 2004, the Company granted 2,400,000 stock options exercisable at $0.005 per share to consultants. All the stock options were exercised for gross proceeds to the Company of $12,000.

On December 5th, 2004, the Company received $1,443,336 in cash on a private placement offering of 3,000,000 common shares at a price of $0.50 per share.

On December 18th, 2004 the Company issued 6,000,000 under the Asset Acquisition Agreement at a deemed price of $0.005 each. Subsequently this share issuance was cancelled and the 6,000,000 shares were returned to treasury on February 8th, 2005.

We have not attained profitable operations and are dependent upon obtaining financing. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Because we will need additional financing to fund our activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $208,658 for the period from March 14, 2002 (inception) to January 31, 2005, and have no revenue to date. As of January 31, 2005, we had cash in the amount of $3,209. No work is planned at this time. We will require additional financing if the costs of our operations are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.4	RJ1 Property Option Agreement dated effective March 1, 2004 between 4763 NWT Ltd. and North American General Resources Corporation.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2003, as amended.

(2)	Filed with the SEC as an exhibit to our Form 10-KSB for the year ended October 31, 2003, filed on February 17, 2004.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended January 31, 2004. Since January 31, 2004, we filed the following Current Reports on Form 8-K:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
January 10, 2005	March 29, 2005	Appointment of Alan Miller to the Board of Directors of the Company and the appointment of public relations agency G.S. Schwartz & Co.
January 31, 2005	April 4, 2005	Change of fiscal year end to January 31st
May 11, 2005	May 11, 2005	Termination of October 25, 2004 Agreement, Cancellation of 6,000,000 share issuance from treasury, change of auditor, resignation of Wayne Mah, and change of fiscal year end back to October 31st.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2005

MONEYFLOW CAPITAL CORPORATION

	By:	/s/ John Briner

President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial
Officer)