Form 10QSB/A
period 2005-01-31
MoneyFlow Capital Corp
filed 2005-05-18
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

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

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued and Outstanding :
11,960,951 common shares	11,961	561

Additional paid-in capital	1, 735 ,891	183,955
Deficit Accumulated During The Development Stage	( 286 ,658)	(199,371)
	1,461,194	(14,855)
	$1,476,545	$229

     MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD
					FROM
					INCEPTION
					MARCH 14
		THREE MONTHS ENDED			2002 TO
		JANUARY 31			JANUARY 31
		2005		2004	2005

Revenue		$-		$-	$-

Expenses
Mineral property option payment and exploration
expenditures		-		2,018	13,107
Professional fees		4,815		3,295	74,541
Consulting fees		72,000		-	7,959
Contributed officer services (note 7)		6,000			6,000
Management fees (Note 7)		-		-	68,650
Travel		-		1,346	6,065
Promotion		-		-	9,618
Office and sundry		4, 472		182	20,915
Amortization				377	2,398

( Loss ) Before The Following		( 87 ,287)		7,218	209 ,253

Write Down Of Web Development Costs		-		-	418
Write Down Of Capital Assets		-		-	4,987

Net ( Loss ) For The Period	$	( 87 ,287	) $	7,218	$214 ,658

Basic And Diluted Loss Per Share		$(0.01	) $	(0.01)

Weighted Average Number Of Shares Outstanding		11,960,951		560,951

     MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD
					FROM
					INCEPTION
					MARCH 14
		THREE MONTHS ENDED			2002 TO
		JANUARY 31			JANUARY 31
		2005	2004		2005

Cash Flows From Operating Activities
Net loss for the period	$	( 87 ,287)	$(7,218)	$	( 280 ,658)
Non-cash items:
S8 stock issued for services and contributed services		78,000			72,000
Write down of web development costs		-	-		418
Write down of capital assets		-	-		4,987
Amortization			377		2,398
		(9, 287)	(6,841)		(200,855)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense		-	-		-
Change in accounts payable and accrued liabilities		267	(5,384)		15,084
		(9,020)	(12,225)		(176,768)

Cash Flows From Financing Activities
Issue of common stock		1,485,336	-		1,639,852
Share subscriptions received		-	-		-
		1,485,336	-		1,627,582

Cash Flows From Investing Activities
Shares and Advances under Asset Purchase Agreement		1,473,336
Website development costs		-	-		(1,000)
Purchase of office equipment		-	-		(6,519)
		1,473,336	-		(7,519)

(Decrease) Increase In Cash For The Period		2,980	(12,225)		271

Cash, Beginning Of Period		229	17,438		-

Cash, End Of Period		$3,209	$5,213		$271

     MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO JANUARY 31, 2005
 (Stated in U.S. Dollars)

	COMMON STOCK					DEFICIT
	NUMBER					ACCUMULATED
	OF		ADDITIONAL	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE		STAGE	TOTAL
Shares issued for cash at $0.001	240,000	$240	$5,760	$-		$-	$6,000
Shares issued to acquire mineral
property interest at $0.001	240,000	$240	$5,760	$-		$-	$6,000
Shares issued for cash at $0.01	292,019	292	72,711	-		-	73,003
Shares issued for cash at $0.15	28,132	28	105,465	(19,602)		-	85,891
Net loss for the period	-	-	-	-		(79,386)	(79,386)
Balance, October 31, 2002	560,951	561	183,955	(19,602)		(79,386)	85,528
Share subscriptions received	-	-	-	19,602		-	19,602
Net loss for the year	-	-	-	-		(90,687)	(90,687)
Balance, October 31, 2003	560,951	561	183,955	-		(170,073)	14,443
Net loss for the year	-	-	-	-		(29,298)	(29,298)
Balance, October 31, 2004	560,951	561	183,955	-		(199,371)	(14,855)

Shares issued for S8 stock plus
cash	2,400,000	2,400	81 ,600	-			84 ,000
Shares issued pursuant to private
placement	3,000,000	3,000	1,440,336	-			1,443,336
Shares issued pursuant to Asset
Acquisition Agreement	6,000,000	6,000	24,000	-			30 ,000
Additional Paid in Capital			6,000				6,000
Net Loss for the period						( 87 ,287)	( 81 ,287)
Balance, January 31, 2004	11,960,951	$11,961	$1 ,735 ,891	$-	$	( 286 ,658)	$1, 461 ,194

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004
 (Stated in U.S. Dollars)

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

NOTES TO FINANCIAL STATEMENTS

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

6. STOCKHOLDER’S EQUITY

a) The Company currently has an S8 registration pursuant to which the directors may grant a maximum of 20,000,000 common stock options to officers, key employees and consultants.

b) On December 5th, 2004, the Company issued 2,400,000 shares of common stock on options exercised at a price of $ 0.005 per share to consultants; the gross proceeds to the Company was $12,000.

c) On December 5th, 2004, the Company received $1,443,336 in cash on a private placement offering of 3,000,000 common shares at a price of $0.50 per share.

d) On December 18th, 2004 the Company issued 6,000,000 under the Asset Acquisition Agreement at a deemed price of $0.005 each. Subsequently this share issuance was cancelled and the 6,000,000 shares were returned to treasury on February 8th, 2005 (See Note 4 ).

MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005 AND 2004
 (Stated in U.S. Dollars)

7. RELATED PARTY TRANSACTION

During the three months ended January 31, 2005, the directors and officers were paid no cash payment and contributed their services at a value of $6,000 .

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

Date: May 1 7 , 2005

MONEYFLOW CAPITAL CORPORATION

	By:	/s/ John Briner

President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial
Officer)