Form 10QSB
period 2005-04-30
MoneyFlow Capital Corp
filed 2005-06-17
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2005

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

Issuer’s telephone number, including area code: (604) 689-9923

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

☒ Yes ☐ No

     State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,960,951 Shares of Common Stock, $0.001 par value, outstanding as of June 2, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that can be expected for the year ending October 31, 2005.

     MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

APRIL 30, 2005

     (Unaudited)
(Stated in U.S. Dollars)

     MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM BALANCE SHEET
 (Stated in U.S. Dollars)

	April 30,	October 31,
	2005	2004
ASSETS

Current
Cash	$3,209	$229
Asset Purchase	$1,473,336

	$1,476,545	$229

LIABILITIES

Current
Accounts payable and accrued liabilities	$15,351	$15,084

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued and Outstanding:
11,960,951 common shares	11,961	561

Additional paid-in capital	1,735,891	183,955

Deficit Accumulated During The Development Stage	(286,658)	(199,371)
	1,461,194	(14,855)
	$1,476,545	$229

     MONEYFLOW CAPITAL CORPORATION
Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					MARCH 14

	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	APRIL 30		APRIL 30		APRIL 30
	2005	2004	2005	2004	2005

Expenses
Mineral property
option payment
and exploration
expenditures	$-	$-	$-	$2,018	$13,107
Professional fees	4,815	12,361	9,630	15,656	74,541
Consulting fees	72,000	-	72,000	-	7,959
Contributed Officer	6,000		6,000	-	6,000
Services (Note 7)
Management fees	-
(Note 7)	-	-	-	-	68,650
Travel	-	-	-	1,346	6,065
Promotion	-	-	-	-	9,618
Office and sundry	4,188	2,281	8,660	2,463	20,915
Amortization	284	377	284	754	2,398

Loss Before the	87,287	15,019	94,505	22,237	209,253
Following:

Write Down of Web	-	-	-	-	418
Development Costs:
Write down of capital	-				4,987
Assets:

Net Loss For The
Period	$(87,287)	$15,019	$94,505	$22,237	$286,658

Basic And Diluted
Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Shares
Outstanding	11,960,951	14,023,579	11,960,951	14,023,579

MONEYFLOW CAPITAL CORPORATION
Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					MARCH 14
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	APRIL 30		APRIL 30		APRIL 30
	2005	2004	2005	2004	2005

Cash Flows From Operating
Activities
Net loss for the period	$(87,287)	$(15,019)	$(87,287)	$(22,237)	$(286,658)
Non-cash items:
S8 Stock issued for services	72,000	-	72,000	-	72,000
Write down of web developments costs	-	-	-	-	418
Write down of capital assets	-	-	-	-	4,987

Amortization	284	377	284	754	2,398

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Change in prepaid expense	-	-	-	-	-
Change in accounts payable
and accrued liabilities	267	9,552	534	4,168	15,084
Shares issued for other than
cash	-	-	-	-	20
	(14,736)	(5,090)	(23,756)	(17,315)	(182,768)

Cash Flows From Financing
Activities
Issue of common stock
	1,485,336	-	1,485,336	-	-
Share subscriptions received	-	-	-	-	1,639,852
	1,485,336	-	1,485,336	-	1,627,582

Cash Flows From Investing
Activities
Shares and advances under Asset
Purchase Agreement	1,473,336		1,473,336
Website development costs	-	-	-	-	(1,000)
Purchase of office equipment	-	-	-	-	(6,519)
	1,473,336	-	1,473,336	-	(7,519)

Increase (Decrease) In Cash	2,980	(5,090)	2,980	(17,315)	271

Cash, Beginning Of Period	229	5,213	229	17,438	-

Cash, End Of Period	$3,209	$123	$3,209	$123	$271

     MONEYFLOW CAPITAL CORPORATION
 (Formerly North American General Resources Corporation)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO APRIL 30, 2005
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL	SHARE	DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL
Shares issued for cash at $0.001	240,000	$240	$5,760	$-	$-	$6,000

Shares issued to acquire mineral
property interest at $0.001	240,000	$240	$5,760	$-	$-	$6,000

Shares issued for cash at $0.01	292,019	292	72,711	-	-	73,003

Shares issued for cash at $0.15	28,132	28	105,465	(19,602)	-	85,891

Net loss for the period	-	-	-	-	(79,386)	(79,386)

Balance, October 31, 2002	560,951	561	183,955	(19,602)	(79,386)	85,528

Share subscriptions received	-	-	-	19,602	-	19,602

Net loss for the year	-	-	-	-	(90,687)	(90,687)

Balance, October 31, 2003	560,951	561	183,955	-	(170,073)	14,443

Net loss for the year	-	-	-	-	(29,298)	(29,298)

Balance, October 31, 2004	560,951	561	183,955	-	(199,371)	(14,855)

Shares issued for S8 stock plus
cash	2,400,000	2,400	81,600	-		84,000

Shares issued pursuant to private
placement	3,000,000	3,000	1,440,336	-		1,443,336

Shares issued pursuant to Asset

Acquisition Agreement	6,000,000	6,000	24,000	-		30,000

Additional Paid in Capital			6,000

Net Loss for the period					(86,287)	(86,287)

Balance, April 30, 2005	11,960,951	$11,961	$1,735,891	$-	$(286,658)	$1,455,194

     MONEYFLOW CAPITAL CORPORATION
(Formerly North American General Resources Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2004 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $208,658 for  the period from March 14, 2002 (inception) to April 30, 2005, and has no sales. The future of the Company  is dependent upon its ability to obtain financing and upon future profitable operations from the operation of  its financial services operations. Management has plans to seek additional capital through a private  placement and public offering of its common stock. The financial statements do not include any  adjustments relating to the recoverability and classification of recorded assets, or the amounts of and  classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by  dividing net loss available to common stockholders by the weighted average number of common shares  outstanding. Diluted loss per common share is computed similar to basic loss per common share except that  the denominator is increased to include the number of additional common shares that would have been  outstanding if the potential common shares had been issued and if the additional common shares were  dilutive. At April 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in  the earnings per share computation.

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

6.	STOCKHOLDER’S EQUITY

a)	The Company currently has an S8 registration pursuant to which the directors may grant a maximum of 20,000,000 common stock options to officers, key employees and consultants.

b)	On December 5th, 2004, the Company issued 2,400,000 shares of common stock on options exercised at a price of $0.005 per share to consultants; the gross proceeds to the Company was $12,000.

c)	On December 5th, 2004, the Company received $1,443,336 in cash on a private placement offering of 3,000,000 common shares at a price of $0.50 per share.

d)
On December 18th, 2004 the Company issued 6,000,000 under the Asset Acquisition Agreement at  a deemed price of $0.005 each. Subsequently this share issuance was cancelled and the 6,000,000 shares  were returned to treasury on February 8th, 2005 (See Note 4).

7.	RELATED PARTY TRANSACTION

During the three months ended April 30, 2005, the directors and officers were paid no cash payment and contributed their services at a value of $6,000.

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

Consultants

The Company currently has a stock option plan pursuant to which the directors may grant a maximum of 20,000,000 common stock options to officers, key employees and consultants. The Company has granted a total of 2,400,000 shares as any incentive stock options as at April 30, 2005.

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

No matters were submitted to our security holders for a vote during the three months ending April 30, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “MFCC”. This trading  symbol is in accordance with the recent corporate name change from North American General Resources  Corporation to Moneyflow Capital Corporation. The following table indicates the high and low bid prices  of our common shares during the periods indicated:

QUARTER	HIGH ($)	LOW($)
1st Quarter 2004	0.04	0.01
2nd Quarter 2004	1.00	0.05
3rd Quarter 2004	0.75	0.01
4th Quarter 2004	1.53	0.30
1st Quarter 2005	1.53	1.10
2nd Quarter 2005	1.41	1.01

The source of the high and low bid information for trading on the OTC Bulletin Board is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of May 31, 2005, we had approximately 85 registered stockholders holding 5,960,951 shares of our common stock.

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

Results of Operations for the three months Ended April 30, 2005

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

We incurred operating expenses in the amount of $9,287 for the three months ended April 30, 2005. These operating expenses included: (a) office expenses of $4,188, and (b) professional fees in the amount of $4,815 in connection with our corporate organization and fees associated with our previous public offerings.

The directors were paid $Nil for management services. We anticipate our operating expenses will increase as we develop and undertake our plan of operations. The increase will be attributable to the professional fees to be incurred in connection with our reporting obligations under the Exchange Act.

Net Loss

We incurred a loss in the amount of $286,658 for the period from inception to April 30, 2005. Our loss was attributable entirely to operating expenses.

Liquidity and Financial Condition

We had cash on hand of $3,209 as of April 30, 2005. Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

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

Because we will need additional financing to fund our activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $286,658 for the period from March 14, 2002 (inception) to April 30, 2005, and have no revenue to date. As of April 30, 2005, we had cash in the amount of $3,209.

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

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended April 30, 2004. Since April 30, 2004, we have also filed the following Current Reports on Form 8-K:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
January 10, 2005	March 29, 2005	Appointment of Alan Miller to the Board of Directors of the Company and the appointment of public relations agency G.S. Schwartz & Co.
January 31, 2005	April 4, 2005	Change of fiscal year end to January 31st
May 11, 2005	May 11, 2005	Termination of October 25, 2004 Agreement, Cancellation of 6,000,000 share issuance from treasury, change of auditor, resignation of Wayne Mah, and change of fiscal year end back to October 31st.
June 2, 2005	June 2, 2005
Amended 8K indicating  termination of October 25, 2004  Agreement, Cancellation of  6,000,000 share issuance from  treasury, change of auditor,  resignation of Wayne Mah, and  change of fiscal year end back to  October 31st.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2005

MONEYFLOW CAPITAL CORPORATION

By:	/s/ John Briner

President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial
Officer)