Form 10QSB/A
period 2005-04-30
MoneyFlow Capital Corp
filed 2005-06-28
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Expenses
Mineral property
option payment
and exploration
expenditures	$-	$-	$-	$2,018	$13,107
Professional fees	4,815	12,361	9,630	15,656	74,541
Consulting fees	72,000	-	72,000	-	7,959
Contributed Officer	6,000		6,000	-	6,000
Services (Note 7)
Management fees	-
(Note 7)	-	-	-	-	68,650
Travel	-	-	-	1,346	6,065
Promotion	-	-	-	-	9,618
Office and sundry	4,188	2,281	8,660	2,463	20,915
Amortization	284	377	284	754	2,398

Loss Before the	87,287	15,019	96,574	22,237	209,253
Following:

Write Down of Web	-	-	-	-	418
Development Costs:
Write down of capital	-				4,987
Assets:

Net Loss For The
Period	$(87,287)	$15,019	$96,574	$22,237	$286,658

Basic And Diluted
Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Shares
Outstanding	11,960,951	14,023,579	11,960,951	14,023,579

MONEYFLOW CAPITAL CORPORATION
Formerly North American General Resources Corporation)
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					MARCH 14
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	APRIL 30		APRIL 30		APRIL 30
	2005	2004	2005	2004	2005

Cash Flows From Operating
Activities
Net loss for the period	$(87,287)	$(15,019)	$(96,574)	$(22,237)	$(286,658)
Non-cash items:
S8 Stock issued for services	72,000	-	72,000	-	72,000
Write down of web developments costs	-	-	-	-	418
Write down of capital assets	-	-	-	-	4,987

Amortization	284	377	284	754	2,398

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Change in prepaid expense	-	-	-	-	-
Change in accounts payable
and accrued liabilities	267	9,552	534	4,168	15,084
Shares issued for other than
cash	-	-	-	-	20
	(14,736)	(5,090)	(23,756)	(17,315)	(182,768)

Cash Flows From Financing
Activities
Issue of common stock
	1,485,336	-	1,485,336	-	-
Share subscriptions received	-	-	-	-	1,639,852
	1,485,336	-	1,485,336	-	1,627,582

Cash Flows From Investing
Activities
Shares and advances under Asset
Purchase Agreement	1,473,336		1,473,336
Website development costs	-	-	-	-	(1,000)
Purchase of office equipment	-	-	-	-	(6,519)
	1,473,336	-	1,473,336	-	(7,519)

Increase (Decrease) In Cash	2,980	(5,090)	2,934,916	(17,315)	271

Cash, Beginning Of Period	229	5,213	229	17,438	-

Cash, End Of Period	$3,209	$123	$2,935,145	$123	$271

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

Date:  June 28, 2005

MONEYFLOW CAPITAL CORPORATION

By:	/s/ John Briner

President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial
Officer)