Form 10QSB
period 2005-07-31
Fortuna Gaming Corp.
filed 2005-09-16
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number: 000-49995

FORTUNA GAMING CORP.
(Exact name of small business Issuer as specified in its charter)
Nevada	98-0389183
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3199 East Warm Springs Road, Ste. 200
Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (888) 304-1055

MoneyFlow Capital Corp.

302-850 W. Hastings St., Vancouver, BC, V6C 1E1
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

 ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:33,416,951 Shares of Common Stock, $0.001 par value, outstanding as of September 15, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that can be expected for the year ending October 31, 2005.

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2005

(Unaudited)
(Stated in U.S. Dollars)

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(A Development Stage Company)

INTERIM BALANCE SHEET
(unaudited)
(Stated in U.S. Dollars)

	July 31,	October 31,
	2005	2004
ASSETS

Current
Cash	$76,209	$229
Asset Purchase	1,473,336

	$1,595,545	$229

LIABILITIES

Current
Accounts payable and accrued liabilities	$18,851	$15,084

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued and Outstanding:
33,796,095 common shares	84,961	561

Additional paid-in capital	1,735,891	183,955

Deficit Accumulated During The Development Stage	(290,158)	(199,371
	1,530,694	(14,855
	$1,549,545	$229

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(A Development Stage Company)

INTERIM STATMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					14-Mar
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	31-Jul		31-Jul		31-Jul
	2005	2004	2005	2004	2005

Expenses
Mineral property
option payment
and exploration
expenditures	$-	$(1,595)	$-	$423	$13,107
Professional fees	3,500	1,954	13,130	17,160	78,041
Consulting fees	-	-	72,000	-	79,959
Contributed Officer	-	-	6,000	-	6,000
Services (Note 7)	-	-	-	-
Management fees	-	-	-	-
(Note 7)	-	-	-	-	68,650
Travel	-	-	-	1,796	6,065
Promotion	-	-	-	-	9,618
Office and sundry	-	415	8,660	2,878	20,915
Amortization	-	377	284	1,131	2,398

Loss Before the	3,500	1,151	100,074	23,388	284,753
Following:

Write Down of Web	-	-	-	-	418
Development Costs:	-	-	-	-	-
Write down of capital	-	-	-	-	4,987
Assets:	-	-	-	-	-

Net Loss For The
Period	$3,500	$1,151	$100,074	$23,388	$290,158

Basic And Diluted
Loss Per Share	$(0.00)	$(0.03)	$(0.01)	$(0.04)

Weighted Average
Number Of Shares
Outstanding	11,960,951	560,943	11,960,951	560,943

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(A Development Stage Company)

INTERIM STATMENT OF CASH FLOWS
(Unaudited)

			CUMULATIVE
			FROM
			INCEPTION
			14-Mar
	NINE MONTHS ENDED		2002 TO
	JULY 31		31-Jul
	2005	2004	2005

Cash Flows From Operating
Activities
Net loss for the period	$(100,074)	$(23,388))	$(290,158)
Non-cash items:	-	-	-
S8 Stock issued for services	72,000	-	72,000
Write down of web developments costs	-	-	418
Write down of capital assets	-	-	4,987

Amortization	284		2,398

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Change in prepaid expense	-	1131	-
Change in accounts payable
and accrued liabilities	4,034	6,398	18,584
Shares issued for other than
cash	-	-	20
	(23,756)	(15,895)	(182,768)

Cash Flows From Financing
Activities
Issue of common stock
	1,558,336	-	73,000
Share subscriptions received	-	-	1,639,852
	1,558,336	-	1,712,852

Cash Flows From Investing
Activities
Shares and advances under Asset
Purchase Agreement	1,473,336
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)
	1,473,336	-	(7,519)

Increase (Decrease) In Cash	75,980	(15,895)	73,271

Cash, Beginning Of Period	229	17,438	-

Cash, End Of Period	$76,209	$1,579	$73,271

(Stated in U.S. Dollars)

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO JULY 31,2005
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL	SHARE	DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVABLE	STAGE	TOTAL
Shares issued for cash at $0.001	240,000	$240	$5,760	$-	$-	$6,000

Shares issued to acquire mineral
property interest at $0.001	240,000	$240	$5,760	$-	$-	$6,000

Shares issued for cash at $0.01	292,019	292	72,711	-	-	73,003

Shares issued for cash at $0.15	28,132	28	105,465	(19,602)	-	85,891

Net loss for the period	-	-	-	-	(79,386)	(79,386)

Balance, October 31, 2002	560,951	561	183,955	(19,602)	(79,386)	85,528

Share subscriptions received	-	-	-	19,602	-	19,602

Net loss for the year	-	-	-	-	(90,687)	(90,687)

Balance, October 31, 2003	560,951	561	183,955	-	(170,073)	14,443

Net loss for the year	-	-	-	-	(29,298)	(29,298)

Balance, October 31, 2004	560,951	561	183,955	-	(199,371)	(14,855)

Shares issued for S8 stock plus
cash	2,400,000	2,400	81,600	-		84,000

Shares issued pursuant to private
placement	3,000,000	3,000	1,440,336	-		1,443,336

Shares issued pursuant to Asset

Acquisition Agreement	6,000,000	6,000	24,000	-		30,000
Returned to Treasury	(6,000,000)	(6,000)	(24,000)			(30,000)

Additional Paid in Capital			15,287			15,287

Shares Consolidated at a ratio of 10 shares to 1

Share subscriptions received at par value	15,000,000	15,000				15,000

Share subscriptions received at $0.005 a share	17,600,000	88,000				88,000

Net Loss for the period					(100,074)	(100,074)

Balance, July 31, 2005	33,196,095	$108,961	$1,721,178	$-	$(299,445)	$1,530,694

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2005 AND 2004
(Stated in U.S. Dollars)
1.
BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2004 audited financial statements and notes thereto.

2.                NATURE OF OPERATIONS

a)               Organization

The Company was incorporated in the State of Nevada, U.S.A., on March 14, 2002.

On June 28, 2005, a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from MoneyFlow Capital Corporation to Fortuna Gaming Corporation.

b)               Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $290,158 for the period from March 14, 2002 (inception) to July 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from its licensing agreement. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(An Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
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

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(An Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
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

f)               Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

g)               Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.        ASSET ACQUISITION

On October 25, 2004, the Company entered into an agreement (the “Agreement”) which provided that it would incorporate a Canadian federal subsidiary, Fortuna Gaming Corporation, which would purchase all of the assets of CMC Investments Inc. (“CMC”), a British Columbia corporation, and its wholly owned subsidiary, Canadian Cheque Cashing Corporation (“CCCC”), a Canadian federal corporation, in exchange for the issuance of 6,000,000 shares of the Company at a deemed price of $0.005 per share and the assumption of certain debts totaling US$2,053,000 (CDN$2,500,000). CMC and CCCC carry on the business of operating a foreign exchange service, short term loans and cheque cashing from retail store premises in British Columbia. The assets of CMC and CCCC purchased by the Company included the inventory, contracts and equipment leases, fixed assets and equipment, the goodwill of the business, including the name “MoneyFlow” and “Cheque Advance”, all prepaid expenses, accounts receivable, leases, licenses, books and records of CMC and CCCC.

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

Subsequent to the three months ending January 31, 2005, the Company defaulted on its payment obligations under the Asset Acquisition Agreement. As more particularly set forth in the Agreement the Company was obligated to make a series of payments totaling an amount of CAD$3,000,000.00 for certain debts owing by the corporate vendors under the Agreement to the current President of the Company, and a group of arm’s length debenture holders. Under the Agreement the Company advanced a total of US$1,418,326 (being an equivalent amount of CAD$1,741,431). On February 8th, 2005, the date of default, the remaining total outstanding balance owing by the Company of US$1,040,140 (being an equivalent amount of CAD$1,258,569). In consequence, the parties to the Agreement agreed to terminate the Agreement, and further agreed to cancel and return to the Company’s treasury the issuance to the former President of the Company and certain others of 6,000,000 common shares issued and held in escrow subject to closing of the foregoing payment obligations of the Company under the Agreement.

On June 28, 2005, the Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited, a company incorporated under the laws of the United Kingdom, whereby the Company purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for 15,000,000 shares of the Company. On August 17th, 2005 the Company, through its wholly owned subsidiary, Fortuna Gaming (UK) Limited, entered into agreement with Ignition Technologies, Inc., doing business as MobileGamingNow ("MGN") in which the Company has purchased a license from MGN for its proprietary software which enables licensees to offer the game of poker to qualified players via the Internet and via cellular phones and other similar handheld devices. MGN operates from offices located in Vancouver, British Columbia, Canada and is the first software provider to offer interactive, multi-player web and mobile gaming licenses.

5.        MINERAL PROPERTY INTERESTS

a)               Wool Bay Property

By an agreement dated May 18, 2002, as amended, the Company acquired a 70% undivided interest in a mineral claim located in the Mackenzie District of Nunavut, Canada. In June 2004, the Company assigned the property for assumption of responsibility to an unrelated party.

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(An Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
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

e)       On June 21, 2005, the Company effected a consolidation of its common stock on a ratio of 10 shares for one share basis.

f)        On June 28, 2005, the Company issued 15,000,000 shares under the Share Exchange Agreement with Fortuna Gaming (UK) Ltd.

g)       On July 8, 2005, the Company issued a total of 17,600,000 shares of common stock on options exercised at a price of $0.005 per share to consultants; the gross proceeds to the Company was $88,000.

h)       On September 10, 2005, the Company received $660,000 in cash on a private placement offering of 220,000 common shares at a price of $3.00 per share.

FORTUNA GAMING CORPORATION
(Formerly MoneyFlow Capital Corp.)
(An Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
(Stated in U.S. Dollars)

7.        RELATED PARTY TRANSACTION

During the three months ended July 31, 2005, the directors and officers were paid no cash payment.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding Fortuna Gaming Corp.’s (the “Company”) capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Fortuna Gaming Corp. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

Competition

Until November 11, 2004, we were a mineral resource exploration and development company. We competed with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties.

Through its wholly owned operating subsidiary, Fortuna Gaming Corp. is in the online and mobile poker business. The Company’s subsidiary recently acquired the first software license made available by MobileGamingNow ('MGN') which is expected to allow the Company to establish itself as a leader in the online and mobile poker industry. The proprietary software enables qualified poker players to play the game of poker via the Internet and via cellular phones and other similar handheld devices. This is the first software of its kind to offer multi-player mobile gaming on a wide variety of handheld devices and as such, the Company anticipates being the first licensee and operator in this exciting sector of mobile gaming.

We have no employees as of the date of this Annual Report other than our Directors. We conduct our business largely through agreements with consultants and arms-length third parties.

Consultants

The Company currently has a stock option plan pursuant to which the directors may grant a maximum of 20,000,000 common stock options to officers, key employees and consultants. The Company has granted a total of 20,000,000 shares as any incentive stock options as at July 31, 2005.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.        DESCRIPTION OF PROPERTY.

We currently do not own any property. Our principal offices are located at 3199 East Warm Springs Road, Ste. 200, Las Vegas, Nevada.

ITEM 3.        LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the three months ending July 31, 2005.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “FGAM”. This trading symbol is in accordance with the recent corporate name change from MoneyFlow Capital Corp. to Fortuna Gaming Corporation. The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER	HIGH ($)	LOW($)
1st Quarter 2004	0.04	0.01
2nd Quarter 2004	1.00	0.05
3rd Quarter 2004	0.75	0.01
4th Quarter 2004	1.53	0.30
1st Quarter 2005	1.53	1.10
2nd Quarter 2005	1.41	1.01
3rd Quarter 2005	0.23	2.50

The source of the high and low bid information for trading on the OTC Bulletin Board is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of July 31, 2005, we had approximately 90 registered stockholders holding 33,160,951 shares of our common stock.

Share Consolidation

On June 22, 2005, the Company consolidated its issued and outstanding share capital on the basis of 1 share for every 10 previously held shares.

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

On September 10, 2005, the Company received $660,000 in cash on a private placement offering of 220,000 common shares at a price of $3.00 per share.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operations

We currently do not have a plan of operation.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an Development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the Development of our properties, and possible cost overruns due to price and cost increases in services. See “Item 1. Description of Business - Risk Factors”.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations for the three months Ended July 31, 2005

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the development stage of our business.

We incurred operating expenses in the amount of $3,500 for the three months ended July 31, 2005. These operating expenses included: professional fees in the amount of $3,500 in connection with our corporate organization and fees associated with our previous public offerings. The directors were paid $Nil for management services. We anticipate our operating expenses will increase as we develop and undertake our plan of operations. The increase will be attributable to the professional fees to be incurred in connection with our reporting obligations under the Exchange Act.

Net Loss

We incurred a loss in the amount of $290,158 for the period from inception to July 31, 2005. Our loss was attributable entirely to operating expenses.

Liquidity and Financial Condition

We had cash on hand of $76,209 as of July 31, 2005. Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

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

On June 21, 2005, the Company effected a consolidation of its common stock on a ratio of 10 shares for one share basis.

On June 28, 2005, the Company issued 15,000,000 shares under the Share Exchange Agreement with Fortuna Gaming (UK) Ltd.

On July 8, 2005, the Company issued a total of 17,600,000 shares of common stock on options exercised at a price of $0.005 per share to consultants; the gross proceeds to the Company was $88,000.

On September 10, 2005, the Company received $660,000 in cash on a private placement offering of 220,000 common shares at a price of $3.00 per share.

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

Because we will need additional financing to fund our activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $290,158 for the period from March 14, 2002 (inception) to July 31, 2005, and have no revenue to date. As of July 31, 2005, we had cash in the amount of $76,209. No work is planned at this time. We will require additional financing if the costs of our operations are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended July 31, 2005.

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

REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended July 31, 2005. Since July 31, 2005, we have also filed the following Current Reports on Form 8-K:

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

July 6, 2005	July 7, 2005	Resignation of John Briner, appointment of Jane Clark as President, announcement of name change to Fortuna Gaming Corp.
August 9, 2005	August 9, 2005	Resignation of Jane Clark, Appointment of Douglas Waugh
August 18, 2005	August 18, 2005	Announcement of subsidiary’s acquisition of license for software from MobileGamingNow
September 9, 2005	September 9, 2005	Announcement of forward stock split

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2005
FORTUNA GAMING CORPORATION

By:	/s/ Douglas Waugh
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial
Officer)