Form 10KSB
period 2005-10-31
Fortuna Gaming Corp.
filed 2006-01-30
CIK 1210536

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended October 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49995

FORTUNA GAMING CORP.
(Name of small business issuer in its charter)

NEVADA	98-0389183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 104 4585 Canada Way,
Burnaby, British Columbia, Canada	V5G 4L6
(Address of principal executive offices)	(Zip Code)

888-304-1055
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
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

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of January 27, 2006 is NIL

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of January 27, 2006 the issuer had outstanding 68,087,900 shares of Common Stock.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

FORTUNA GAMING CORP.
ANNUAL REPORT ON FORM 10-KSB

INDEX

PAGE

PART I

Item 1.	Description Of Business.

Item 2.	Description Of Property.

Item 3.	Legal Proceedings.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

PART II

Item 5.	Market For Common Equity And Related Stockholder Matters.

Item 6.	Management's Discussion And Analysis Or Plan Of Operation.

Item 7.	Consolidated Financial Statements.

Item 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Item 8A.	Controls and Procedures.

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Item 10.	Executive Compensation

Item 11.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

Item 12.	Certain Relationships And Related Transactions

Item 13.	Exhibits And Reports On Form 8-K.

Item 14.	Principal Accountant Fees and Services.

Signatures

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

As used in this annual report, the terms "we", "us", "our", and “our company” mean Fortuna Gaming Corp. and “Fortuna” means its wholly owned subsidiary, Fortuna Gaming (UK) Limited, unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

ITEM 1.	DESCRIPTION OF BUSINESS.

CORPORATE ORGANIZATION – History and Development

Fortuna Gaming Corp. “the “Company”) is a Development Stage Company with an interest in investing in the on-line and wireless gaming entertainment sector.  In June 2005, we brought in new management and a team of consultants to re-organize the company and seek out potential investments and technology partners within this sector.  To date, we have not generated any revenues.  It is management’s plan that revenues will commence in the second quarter of 2006.

Fortuna’s acquisition strategy is to acquire complimentary medium sized internet gaming companies operating in legal jurisdictions which will provide a rich entertainment experience for customers while adding shareholder value.

On June 28, 2005 we entered into a share exchange agreement with Fortuna Gaming (UK) Limited (“Fortuna”) and a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of our Company from MoneyFlow Capital Corporation to Fortuna Gaming Corp. Fortuna Gaming (UK) Limited, headquartered in London, England, is entering the online gaming business and plans to become a leading mobile and online provider for the Internet gaming entertainment industry.

Corporate History

We were incorporated on March 14, 2002 under the laws of the State of Nevada as North American General Resources Corporation and were primarily engaged in the acquisition and exploration of mining properties until November 2004.

On November 29, 2004 a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from North American General Resources Corporation to MoneyFlow Capital Corporation.  At that time we changed our business to providing financial services, including operating a foreign exchange service and providing short-term loans and check cashing from retail premises.

North American General Resources Corp.

From March 2002 until October 2004 we were engaged in the exploration and acquisition of mining properties but never realized any revenues from its planned operations.

MoneyFlow Capital Corp.

On November 11, 2004, previous management entered into a share exchange agreement with MoneyFlow Capital Corp., (“MoneyFlow Canada”) a company incorporated under the laws of British Columbia, Canada, whereby we purchased all of the issued and outstanding shares of MoneyFlow Capital Corp. in exchange for the issuance of 6,000,000 shares of our Company and the assumption of two debt obligations amounting to approx $2,500,000. As a result of entering into this Agreement, we changed our name from North American General Resources Corp. to MoneyFlow Capital Corporation (“MoneyFlow Nevada”) and our nature of business to providing financial services, including operating a foreign exchange service and providing short-term loans and cheque cashing from retail premises through its subsidiary.

Under the terms of the Agreement the former management paid a total of $1,473,336 for financial services software during December 2004.  However, on February 5, 2005 they defaulted on the remaining payment obligations of $1,040,140 and the parties agreed to rescind the Agreement by returning the 6,000,000 shares to treasury in exchange for giving up the shares in MoneyFlow Canada.  As a result of the termination of the agreement, the investment of $1,473,336 was written off during fiscal 2005.

This business venture was abandoned by the previous management and board of directors and after their resignations as directors and officers of the Company, the Company underwent a re-organization by the current management team and consultants.

The current board and management is focused on launching its wireless gaming products and closing the acquisition of an online gaming company as discussed in the Operational Plan below and note 8(a) of the October 31, 2005 Consolidated Financial Statements.

OPERATIONAL PLAN

Fortuna’s acquisition strategy is to acquire complimentary medium sized internet gaming companies operating in legal jurisdictions offering the following product lines:  on line and wireless poker, casino, sportsbook and wireless accessories and services.

Fortuna is dedicated to providing players around the world with an interactive experience by providing access to real stakes, casino style gaming online and on cell phones, PDAs and the range of web enabled devices. Fortuna’s goal is to deliver the best in game choice, tournament action, promotions, player features and customer service.

On August 17th, 2005, Fortuna entered into agreement with Ignition Technologies, Inc., doing business as MobileGamingNow ("MGN"), in which Fortuna purchased a license from MGN for its proprietary software which enables licensees to offer the game of poker to qualified players via the Internet and via cellular phones and other similar handheld devices. MGN is the first software provider to offer interactive, multi-player web and mobile gaming licenses. The license entitles Fortuna to use the MGN platform and Texas Holdem Poker application. Also under a sub-license agreement with MGN, Fortuna uses MGN’s gaming license issued by the Kahnawake Gaming Commission in the Province of Quebec, Canada.

On December 4, 2005, the Company entered into a Letter of Intent to acquire, directly or indirectly, 100% of the issued and outstanding stock and/or assets of a software development and gaming related company.  The board and management have commenced its due diligence examination, proceeded to obtain the necessary regulatory approvals and begin the preparation and final negotiations of a definitive Purchase Agreement, reflecting in more detail the terms outlined in the Letter of Intent as well as other terms and conditions customary for transactions of this nature.  Pursuant to the Letter of Intent and for competitive reasons, the name of the Seller is being kept confidential until such time as the deal Closes, anticipated to occur on or before March 31, 2006.

Research and Development Expenditures

As we are in the start-up stage of our new business, the Company and Fortuna have engaged the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to October 31, 2005 included raising equity and debt financing, developing our overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees

We have no employees as of the date of this Annual Report. We conduct our business largely through agreements with consultants and arms-length third parties.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently do not own any property.

ITEM 3.	LEGAL PROCEEDINGS.

A claim was filed in the Provincial Court of British Columbia (Small Claims Court) by a former consultant to North American General Resources Corporation for unpaid consulting services performed from November 2002 to May 2004.  This debt did not appear on our Company’s financial statements and has been settled by our Company’s former management for $6,000.    We have  received a full release and discharge from all liability relating to this action.

We are not party to any other material legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 15, 2004 shareholders approved an amendment to our Company’s Articles of Incorporation whereby we changed our name from North American General Resources Corporation to MoneyFlow Capital Corp. effective December 6, 2004.  The number of shares outstanding at the time of adoption of the foregoing was 560,951 and the number of shares consenting to the action was 400,000.

On June 21, 2005, by shareholder consent, it was resolved that our Company dispense with its requirement for an annual general meeting for the 2004 fiscal year.  The number of shares outstanding at the time of adoption of the foregoing was approximately 5,500,000 and the number of shares consenting to the action was 4,000,000.

On June 21, 2005 shareholders approved the consolidation of the common stock of our Company on a 10 share to 1 share basis.  The effective date of the consolidation was July 5, 2005.  Shareholders also approved an amendment to our Articles of Incorporation whereby we changed our name from MoneyFlow Capital Corp. to Fortuna Gaming Corp. effective June 28, 2005. The number of shares outstanding at the time of adoption of the foregoing was 5,500,000 and the number of shares consenting to the action was 4,000,000.

On September 5, 2005, shareholders approved a forward stock split of the common stock of our Company on a 2 shares for 1 share basis.  The effective date was September 16, 2005.  The number of shares outstanding at the time of the adoption of the foregoing was 36,000,000  and the number of shares consenting to the action was 30,000,000.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “FGAM”. This trading symbol is in accordance with the recent corporate name change from MoneyFlow Capital Corporation (“MFCC”) to Fortuna Gaming Corp. The following table indicates the high and low bid prices of our common shares during the calendar periods indicated:

QUARTER	HIGH ($)	LOW($)
1st Quarter 2004	.09	.01
2nd Quarter 2004	.65	.005
3rd Quarter 2004	.75	.30
4th Quarter 2004	1.22	.60
1st Quarter 2005	1.56	.99
2nd Quarter 2005	1.13	.25
3rd Quarter 2005	5.05	.22
4th Quarter 2005	1.29	.54

The above noted high and low bid prices reflect the following changes to our Company’s issued and outstanding share capital and trading symbol on the dates the changes took place:

November 29, 2004	Symbol change: NAGC	New Symbol: MFCC
June 1, 2005	Consolidation	1 share for every 25 shares previously held
June 28, 2005	Symbol change: MFCC	New Symbol: FGAM
July 5, 2005	Consolidation	1 share for every 10 shares previously held
September 16, 2005	Stock Split	2 shares for every 1 share previously held

The source of the high and low bid information for trading on the OTC Bulletin Board is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

On January 27, 2006 we had 84 registered shareholders holding 68,088,183 shares of our common stock.

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

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the current fiscal year, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

Date	No. of units	Price/ Unit	No. of warrants	Price	Expiry	Finder’s Fee	Total Funds Received
12/05/04	3,000,000	$0.50	nil	n/a	n/a	$56,664	$1,443,336
08/22/05	1,190,000	1.00	1,190,000	$2.00	24 mo.	n/a	$1,190,000
09/01/05	220,000	1.00	220,000	2.00	24 mo.	n/a	$220,000
10/12/05	135,710	1.00	135,710	2.00	24 mo.	n/a	$135,710
10/25/05	150,000	1.00	150,000	2.00	24 mo.	n/a	$150.000

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Through Fortuna, we will provide access to real stakes, casino style gaming online and on cell phones, PDAs and the range of web enabled devices in those jurisdictions where it is legal to do so.  It is our intention to raise a first-round financing of $15 million in equity through a private placement and $10-13 million in debt to fund the acquisition outlined in the December 4, 2005 Letter of Intent and the  initial marketing launch through year one of operations. We will allocate a majority share of this funding to Fortuna to grow its player base and increase its online presence. With the acquisition, Fortuna expects to reach positive cash flow within six to twelve months of start-up, dependent upon the level of marketing and the success of its promotional campaigns.

A number of significant events are driving the rapid growth of online gambling in general and the stellar growth of online poker in particular. Fortuna will benefit from these factors:

-

Increasing use and acceptance of the Internet - For many people, it has become second nature to use the Internet for business, communication and entertainment. Advanced encryption technologies and other security measures have helped many Internet users overcome their fear of revealing credit card data and other personal information over the web

-

Acceptance of online gambling – Time and experience have removed some of the early stigma associated with online gambling. In addition, the technology has improved dramatically and the player experience is much more enjoyable

-

Proliferation of broadband Internet connections – High-speed Internet connections have also contributed to the quality of play. Today, over 50 percent of US households have broadband Internet access and the percentage continues to grow. With these connections, players can enjoy higher-quality graphics, multiple streams of content (e.g., multiple games, player chat, etc.), and higher speed of play

-

Poker is a popular game – Texas Holdem, the game featured by the World Poker Tour and most tournaments, is largely responsible for the surge in the popularity of poker.  In a recent Business Week interview (5/5/04), Card Player magazine’s Barry Shulman said, “the game has grown in popularity because it is easy to learn, easy to play, and very difficult to master. It is easy to talk about on television and there is lots of action. Luck is a major factor in the game, so it is good for amateurs because they have a better chance of winning.  But the game is also good for pros that play day in and day out, because the luck factor levels out over time, and then the best player wins. So the pros have a lot of people they can play with.”

-

Cellular broadband capability increasing – As cellular phone networks continue to increase in speed they will add more Internet-based applications. The growth of the mobile gaming industry will expand as the mobile handsets integrate features to take advantage of more computing capability and create more consumption for the telcos. People’s network activity will be more secure and companies will be able to provide better on-demand content quickly and efficiently.

-

Untapped international markets – Industry analysts report that the online poker industry has penetrated only 4 percent of the total market.  80 percent of the current players reside in the U.S. and another 15 percent in Western Europe.  There has been little or no penetration of other international markets, including Asia where gambling is a major pastime. Online poker will enjoy rapid growth when companies tap into this enormous population of potential players.

Specific goals include:

-	To close $15 million in Equity Financing and $10-$13 million in debt financing between end of 1st Quarter and 2nd Quarter of 2006
To close the acquisition highlighted note 8(a) of the October 31, 2005 Consolidated Financial Statements on or before March 31, 2006
-	To provide increased revenues, long-term growth and significant and sustainable returns for shareholders
-	To work proactively with our customers to create long-term, mutually profitable relationships
-	To penetrate global gaming markets utilizing our strategic alliance partners in interactive poker, sportsbook and casinos
-	To operate and market the leading online/mobile gaming room technology, allowing players worldwide to enjoy the ultimate online/mobile gaming experience, any time, any where
-	To obtain a significant share of the online poker, casino, sportsbook and bingo markets, through innovative aggressive and creative marketing efforts.
-	To develop and implement a mutually beneficial affiliate program that will reciprocate with new and ongoing business.
-	To recruit and maintain top-of-the-line, dedicated team players and providing them with a working environment where they can flourish and remain committed to our Company.
-	To increase the quality and quantity of player promotions and player rewards as well as continuing to integrate features to empower its players.
-	To acquire other poker sites to expand the Fortuna player network and connecting these sites through proprietary technology developed by MGN to allow those sites to offer the mobile platform

Technology

The basis for Fortuna’s current wireless technology is the product co-developed with and provided by Mobile Gaming Now, Inc (“MGN”).  MGN is a software development company in the competitive entertainment industry focusing on casual games such as poker and golf. It creates business opportunities for online gaming operators with a turnkey interactive, multiplayer mobile gaming platform. The gaming platform facilitates marketing, purchasing and playing of mobile games of chance and skill.

MGN boasts a world-class development team on the cutting edge of gaming software development and mobile deployment. Their ability to respond to the needs of Fortuna and work flexibly with the player experience makes MGN an ideal provider to Fortuna.

The Mobile Poker System supports player, affiliate, licensee, sub-licensee, and licensor management functionality. Additionally, the platform provides full system reports for game activity/usage, web traffic, physical server utilization and error and warning notifications. The game development is done in J2ME and is easily portable to modern handsets used today in Asia, North America or Europe.

Fortuna’s Mobile Poker System allows players to download and install the Texas Holdem poker game to their mobile handset and almost any other mobile device.

Fortuna also hosts an online, interactive poker website that allows players with Fortuna accounts to participate seamlessly online and on mobile devices.

Competition

The growth and popularity of online gaming has been extraordinary, and today there are an estimated 2,000 gaming sites operating online.  Most of these, however, are casinos or other general gambling sites. According to industry analysts at PokerPulse.com, only 260 sites are dedicated to poker (as of August 2005), and the vast majority of these support only a handful of players. Only five or six sites are large enough to be considered direct competitors of Fortuna’s Mobile Poker System.

The market’s rapid growth and the success of early entrants have already created formidable barriers to entry. It would be very expensive for a new entrant to build a game platform with all of the features and functionality now found on the leading sites. It would also be very expensive for a new entrant to gain attention and “mind share” in the market. It would take a substantial advertising and promotion budget to draw players away from existing competitors and build a critical mass of players on their site. With these large barriers to entry, a new competitor will need very deep pockets. Even if a company had such financial strength, a more likely entry strategy would be to buy, not build.

REVENUE OPPORTUNITIES

Fortuna plans to generate revenues in legal jurisdictions from the following sources:

Poker Rake Revenue:  Fortuna will facilitate play amongst the players and charge players a fee to use the poker server and promote and facilitate play. The rake fee is a commission collected from game pots and entry fees charged in tournaments.  This commission will be initiated according to industry standards for online poker. It is currently projected that Fortuna’s rake revenue will be 3 to 5 percent of each pot up to a maximum of $3 per hand dealt.

Fortuna will also generate revenue by charging an entry fee for tournaments. Players pay a surcharge equal to 10% of the tournament buy-in. Today, tournament fees are a growing segment of the poker business.

The initial product offering will be Texas Holdem.

Sportsbook Commissions/Rake:  Percentage of a handle, typically 5-10% of the amount bet by a player.

Licensing of Software:  Fortuna can sell poker licenses to independent third parties and affiliates. A licensee would develop a unique “skin” (i.e., look and feel) on the Fortuna site and then market the site under their brand.

Future Fortuna Games:  Fortuna intends to cross promote new games to its player base.

Onsite Advertising: Fortuna’s player base will be very attractive to many consumer product companies. As player volume grows, Fortuna can leverage the website’s popularity by selling advertising space.

Accessory Revenue:  Fortuna intends to offer cellular phones, accessories and services to its player base.

Marketing: Fortuna will be in a position to leverage its history of successful marketing by providing related services to other e-commerce businesses.

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended October 31, 2005 and 2004.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. In determining estimates of net recoverable amounts and net realizable values, or whether there has been a permanent impairment in value for accounts receivable, inventories, capital assets, investments, patent rights and other assets, we rely on assumptions regarding applicable industry performance and prospects, as well as general business and economic conditions that prevail and are expected to prevail.  Assumptions underlying asset valuations are limited by the availability of reliable comparable data and the uncertainty of predictions concerning future events.

By nature, asset valuations are subjective and do not necessarily result in precise determinations. Should the underlying assumptions change, the estimated net recoverable amounts and net realizable values may change by a material amount.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a.	Capital Assets and Amortization Computer hardware and software licenses are recorded at cost and amortized on the declining balance basis at the rate of 30% per annum
b.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

c.

Foreign Currency Translation

Our Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

- monetary items at the rate prevailing at the balance sheet date;
- non-monetary items at the historical exchange rate;
- revenue and expense at the average rate in effect during the applicable accounting period.

d.

Income Taxes

Our Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2005, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from March 14, 2002 (inception) to October 31, 2005 of $3,121,028, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Operations to date have been covered primarily from financings associated with equity transactions. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Year Ended October 31, 2005

We have not earned any revenues to date.  We do not anticipate earning any revenues until the 2nd quarter of fiscal 2006 and after the closing of the acquisition pursuant to the December 4, 2005 Letter of Intent.

On June 28, 2005, we entered into a share exchange agreement with Fortuna, whereby we purchased all of the issued and outstanding shares of Fortuna in exchange for 15,000,000 shares of our Company.  A Certificate of Amendment was filed with the Secretary of State in Nevada to change our name from MoneyFlow Capital Corporation to Fortuna Gaming Corp.  On August 17th, 2005 Fortuna entered into agreement with Ignition Technologies, Inc., doing business as Mobile Gaming Now ("MGN"), in which Fortuna purchased a license from MGN for its proprietary software which enables licensees to offer the game of poker to qualified players via the Internet and via cellular phones and other similar handheld devices. MGN is the first software provider to offer interactive, multi-player web and mobile gaming licenses. The license entitles Fortuna to use the MGN platform and Texas Holdem Poker application.

As we are in the start-up stage of our new business, the Company and Fortuna have engaged the services of various consultants possessing critical knowledge and  experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to October 31, 2005 included raising equity and debt financing, developing our overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

We incurred operating expenses in the amount of $1,405,963 for the year ended October 31, 2005 which includes: (a) $761,452 in consulting fees, (b) $342,098 in promotional fees, (c) $73,295 in management fees (d) $44,950 in professional fees, and (e) $94,464 travel expenses.

Prepaid expenses consists of advances to consultants for future services and include the amount of $298,437 for marketing and consulting services in Europe covering the period November 1, 2005 to April 30, 2006.

We receive management services from a third party handling regulatory reporting, accounting, banking, risk management and marketing support and includes the rental of office space for use by consultants.  The management fees are billed monthly.

We purchased office furniture and computer equipment and subsequently sold the assets at cost for $72,500 to the management company engaged to provide administrative services and office space. This note is  payable over 3 years at $2,339 per month at an interest rate of 10% per annum.  The payments commenced November 1, 2005 and end October 31, 2008.  The management company has the option to pay the promissory note off at any time without penalty. The current portion of the promissory note as at October 31, 2005 is $21,804 and the long term portion is $50,696.

During the current fiscal year, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

Date	No. of units	Price/ Unit	No. of warrants	Price	Expiry	Finder’s Fee	Total Funds Received
12/05/04	3,000,000	$0.50	nil	n/a	n/a	$56,664	$1,443,336
08/22/05	1,190,000	1.00	1,190,000	$2.00	24 mo.	n/a	$1,190,000.00
09/01/05	220,000	1.00	220,000	2.00	24 mo.	n/a	$220,000.00
10/12/05	135,710	1.00	135,710	2.00	24 mo.	n/a	$135,710.00
10/25/05	150,000	1.00	150,000	2.00	24 mo.	n/a	$150.000.00

Discontinued Operations and Loss Associated with Write off of Assets Purchased

On October 25, 2004, we entered into an agreement (the "Agreement") which provided that we would incorporate a Canadian subsidiary, MoneyFlow Capital Corporation (“MoneyFlow Canada”), which would purchase all of the assets of CMC Investments Inc. ("CMC") and its subsidiary, Canadian Cheque Cashing Corporation ("CCCC"), in exchange for the issuance of 6,000,000 shares of our Company and the assumption of two debt obligations amounting to approx $2,500,000.  As a result of entering into this Agreement,  we changed our name from North American General Resources Corp. to  MoneyFlow Capital Corporation (“MoneyFlow Nevada”) and our nature of business to providing financial services including operating a foreign exchange service and providing short-term loans and check cashing from retail premises through its subsidiary.

Under the terms of the Agreement we paid a total of $1,473,336 relating to the development of financial software on behalf of our subsidiary MoneyFlow Canada    However, in February, 2005 we on our remaining payment obligations of $1,040,140.  As a result, the parties agreed to rescind the Agreement by returning the 6,000,000 shares to our Company’s treasury in exchange for giving up our shares in MoneyFlow Canada.  As a result of this termination, our Company’s management and board of directors on record in February 2005 wrote off our investment of $1,473,336 plus working capital of $42,358 creating a loss of $1,515,694.

Net Loss

Loss before discontinued operations amounted to $1,405,963 compared to a loss of $29,298 in the previous year.  Net loss after discontinued operations (as explained above) amounted to $2,921,657.  We have incurred a net loss in the amount of $3,121,028 from inception to October 31, 2005, which includes the write off of our investment in MoneyFlow Canada.

Liquidity and Financial Condition

We had cash on hand of $4,893 as of October 31, 2005. Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

Our consolidated financial statements contained in this annual report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

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

Because we will need additional financing to fund our activities, our accountants have included in their audit report that the Company’s recurring losses and lack of operations raises substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $3,121,028 for the period from March 14, 2002 (inception) to October 31, 2005, and have no revenue to date. As of October 31, 2005, we had cash in the amount of $4,893.  We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

Since this is a new direction for the business and as a development stage company, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of the new business, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully.

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

As we undertake our new business direction in the gaming business, we may become subject to new government regulation that may increase the anticipated cost of the business

Many government jurisdictions have ruled that online gaming is illegal and, accordingly, management is evaluating where Fortuna will conduct its operations in order to be compliant.

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

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS.
Page

Report of Independent Registered Public Accounting Firm	F-2

Audited Consolidated Financial Statements for the year ending October 31, 2005

Consolidated Balance Sheets	F-3

Consolidated Statements of Loss	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statement of Shareholders’ Equity	F-6

Notes to Consolidated Financial Statements	F-7

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

OCTOBER 31, 2005 AND 2004
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fortuna Gaming Corp.

(Formerly MoneyFlow Capital Corporation)

(A development stage company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Fortuna Gaming Corp. (formerly MoneyFlow Capital Corporation) (A development stage company) and Fortuna Gaming (UK) Limited as of October 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on March 14, 2002 through October 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortuna Gaming Corp. (formerly MoneyFlow Capital Corporation) (A development stage company) and Fortuna Gaming (UK) Limited as of October 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and  from inception on March 14, 2002 through October 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1e to the financial statements, the Company’s recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1e.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

January 26, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2005	2004

ASSETS

Current
Cash and cash equivalents	$4,893	$229
Prepaid expenses (Note 3)	333,787
Accounts receivable	16,179
Current portion of promissory note (Note 4)	21,804	-
	376,663	229

Long Term Portion of Promissory Note (Note 4)	50,696
Capital Assets (Note 5)	92,396

	$519,755	$229

LIABILITIES

Current
Accounts payable and accrued liabilities	$73,274	$15,084

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Share subscriptions received:
1,695,710 common shares to be issued at $1.00 per share	1,695,710
Issued:
66,392,473 common shares	66,393	561

Additional paid-in capital	1,805,406	183,955

Deficit Accumulated During The Development Stage	(3,121,028)	(199,371)
	(1,249,229)	(14,855)

	$519,755	$229

See the accompanying notes to the consolidated financial statements

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				MARCH 14
	YEARS ENDED			2002 TO
	OCTOBER 31			OCTOBER 31
	2005	2004		2005

Revenue	$-	$-		$-

Expenses
Amortization	6,179	1,132		8,293
Consulting fees (Note 1(d))	761,452	-		769,411
Entertainment	8,202	-		8,202
Finders’ fees	56,664	-		56,664
License fees	4,248	-		4,248
Management fees (Note 4)	73,295	-		141,945
Office and sundry	3,462	5,938		20,189
Professional fees	44,950	15,054		114,676
Promotion (Note 1(d))	342,098	-		351,716
Regulatory	9,269	-		9,269
Telephone and communications	1,680	-		1,680
Travel	94,464	1,346		100,529

Loss before the following	1,405,963	23,470		1,586,822

Loss from discontinued operations

Mineral property option and exploration expenditures	-	423		13,107
Write down of web development costs	-	418		418
Write down of capital assets	-	4,987		4,987
Loss on write off of assets from discontinued business (Note 1(c))	1,515,694	-		1,515,694

Net Loss For The Period	$2,921,657	$29,298		$3,121,028

Basic And Diluted Loss Per Share -	$(0.08)	$(0.05.	)
Basic And Diluted Loss Per Share – with discontinued business	$(0.16)	$-

Weighted Average Number Of Shares Outstanding (Note 6g))	18,277,872	560,951

See the accompanying notes to the consolidated financial statements

FORTUNA GAMING CORP.

(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			Period From
			Inception
	YEARS ENDED		March 14, 2002
	OCTOBER 31		To October 31,
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(2,921,657)	$(29,298)	$ (3,121,028)
Non-cash items:
Write down of web development costs	-	418	418
Write down of capital assets	-	4,987	4,987
Write-off of assets from discontinued business (Note 1 (c))	1,515,694		1,515,694
Amortization	6,179	1,132	8,293
	(1,399,784)	(22,761)	(1,591,636)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense	(333,787)		(333,787)
Current portion of promissory note receivable	(21,8040)		(21,804)
Change in accounts receivable	(16,179)		(16,179)
Changes in accounts payable and accrued liabilities	58,190	5,552	73,274
	(1,713,364)	(17,209)	(1,890,132)
Cash Flows From Financing Activities
Issue of common stock	65,832	-	250,348
Paid-in capital	1,621,451		1,621,451
Share subscriptions received	1,695,710	-	1,695,710
	3,382,993	-	3,567,509
Cash Flows From Investing Activities
	-	-	-
Promissory note	(50,696)	-	(50,696)
Purchase of hardware	(38,400)	-	(38,400)
Software license fee	(50,000)	-	(50,000)
Purchase of domain names	(10,175)	-	(10,175)
Asset purchase from discontinued business (Note 1(c))	(1,515,694)	-	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)
	(1,664,965)	-	(1,672,484)

(Decrease) Increase In Cash For The Period	4,664	(17,209)	4,893

Cash, Beginning Of Period	229	17,438	-

Cash, End Of Period	$4,893	$229	$ 4,893

See the accompanying notes to the consolidated financial statements

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO OCTOBER 31, 2005

(Stated in U.S. Dollars)

	COMMON STOCK

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	6,000,000	$ 6,000				$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	20,000	20				20
Shares issued for cash at $0.01	7,300,284	7,300	65,703			73,003
Shares issued for cash at $0.15	703,295	703	104,790	($19,602)		85,891
Net loss for the period					$ (79,386)	$ (79,386)
					$
Balance, October 31, 2002	14,023,579	$ 14,023	$ 170,493	($19,602)	$ (79,386)	$ (85,528)

Share subscriptions received				$19,602		19,602
Net loss for the period					(90,687)	(90,687)

Balance, October 31, 2003	14,023,579	$ 14,023	$ 170,493	-	$ (170,073)	$ 14,443

Shareholders’ Equity restated: 25 to 1 share consolidation
Shares issued for cash at $0.001	240,000	240	5,760			6,000
Shares issued to acquire mineral
Property interest at $0.001	800	1	19			20
Shares issued for cash at $0.01	292,019	292	72,711			73,003
Shares issued for cash at $0.15	28,132	28	105,465			105,493
Net loss to October 31, 2002					(79,386)	(79,386)
Net loss to October 31, 2003					(90.687)	(90,687)
Net loss for the period					(29,298)	(29,298)

Balance, October 31, 2004	560,951	$ 561	$ 183,955	-	$ (199,371)	$ (14,855)

Shares issued for S8 stock - cash and consultants’ fees	2,400,000	$2,400	81,600			84,000
Shares issued pursuant private Placement	2,886,672	2,887	1,440,449			1,443,336
Shares issued pursuant to Finder’s Fee	113,328	113	56,551			56,664
Shares issued pursuant Acquisition Agreement	6,000,000	6,000	24,000			30,000
Returned to Treasury	(6,000,000)	(6,000)	(24,000)			(30,000)
Balance prior to 10-1 share Consolidation	5,960,951	$ 5,961	$ 1,762,555	-	$ (199,371)	$ 1,569,145
Shareholders’ Equity restated: 10 – 1 share consolidation
Shares issued for cash at $0.001	24,000	$ 24	$ 5,976			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	80	0	20			20
Shares issued for cash at $0.01	29,202	29	72,974			73,003
Shares issued for cash at $0.15	2,813	3	105,490			105,493
Net loss to October 31, 2002					(79,386)	(79,386)
Net loss to October 31, 2003					(90,687)	(90,687)
Net loss to October 31, 2004					(29,298)	(29,298)
Shares issued for S8 stock - cash and consultants’ fees	240,000	240	83,760			84,000
Shares issued pursuant private Placement	288,667	289	1,443,047			1,443,336
Shares issued pursuant to Finder’s Fee	11,333	11	56,653			56,664
Shares issued pursuant Acquisition Agreement	600,000	600	29,400			30,000
Returned to Treasury	(600,000)	(600)	(29,400)			(30,000)
Balance after consolidation	596,095	$ 596	$ 1,767,920	-	$ (199,371)	$ 1,569,145
Shares issued pursuant Share Exchange Agreement	15,000,000	15,000	0			15,000
Shares issued for S8 stock – cash and consultants’ fees	17,600,000	17,600	70,400			88,000
Balance before 2 for 1 share split	33,196,095	$ 33,196	$ 1,838,320	-	$ (199,371)	$ 1,672,145

Shareholders’ Equity restated: 2 for 1 share split
Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487			105,493
Net loss to October 31, 2002					(79,386)	(79,386)
Net loss to October 31, 2003					(90,687)	(90,687)
Net loss to October 31, 2004					(29,298)	(29,298)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	83,520			84,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	52,800			88,000
Balance after 2 for 1 share split	66,392,190	$ 66,392	$ 1,805,124
Adjust to Transfer Agent	283	1	282			283
	66,392,473	$ 66,393	$ 1,805,406
Net loss for the period					(2,921,657)	(2,921,374)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,805,406	-	$(3,121,028)	$(1,249,229)
Commitment to issue shares - Funds recd prior to year end
Private Placement @ $1.00	1,190,000	$ 1,190	$ 1,188,810			$1,190,000
Private Placement @ $1.00	220,000	220	219,780			220,000
Private Placement @ $1.00	135,710	136	135,574			135,710
Private Placement @ $1.00	150,000	150	149,850			150,000
Balance subsequent to year end	68,088,183	$ 68,089	$ 3,499,420		$(3,121,028)	$ 451,276

See the accompanying notes to the consolidated financial statements

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

a)	Organization

The Company was incorporated on March 14, 2002 under the laws of the State of Nevada as North American General Resources Corporation and we were primarily engaged in the acquisition and exploration of mining properties until November 2004.

On November 29, 2004 a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from North American General Resources Corporation to MoneyFlow Capital Corporation at which time we changed our business to providing financial services including operating a foreign exchange service and providing short-term loans and check cashing from retail premises.

By way of a reverse take over the Company changed its business and on June 28, 2005 a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from MoneyFlow Capital Corporation to Fortuna Gaming Corp.

b)	Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of Fortuna Gaming Corp. and its wholly owned subsidiary, Fortuna Gaming (UK) Limited.  All intercompany accounts and transactions have been eliminated in consolidation.

c)	Discontinued Operations and Loss Associated with Write off of Assets Purchased

From March 2002 until October, 2004, the Company had been in the exploration stage since its formation and had not realized any revenues from its planned operations. During this period, the Company was primarily engaged in the acquisition and exploration of mining properties.

On October 25, 2004, the Company entered into an agreement (the "Agreement") which provided that it would incorporate a Canadian subsidiary, MoneyFlow Capital Corporation (“MoneyFlow Canada”), which would purchase all of the assets of CMC Investments Inc. ("CMC") and its subsidiary, Canadian Cheque Cashing Corporation ("CCCC"), in exchange for the issuance of 6,000,000 shares of the Company and the assumption of two debt obligations amounting to approx $2,500,000.  As a result of entering into this Agreement,  the Company changed its name from North American General Resources Corp.  MoneyFlow Capital Corporation (“MoneyFlow Nevada”) and its nature of business to providing financial services including operating a foreign exchange service and providing short-term loans and check cashing from retail premises through its subsidiary.

Under the terms of the Agreement the Company paid a total of $1,473,336 relating to the development of financial software on behalf of its subsidiary Money Flow Canada    However, in February, 2005 the Company defaulted on its remaining payment obligations of $1,040,140.  As a result, the parties agreed to rescind the Agreement by returning the 6,000,000 shares to the Company’s treasury in exchange for giving up its shares in MoneyFlow Canada.  As a result of this termination, the Company’s management and board of directors on record in February 2005 wrote off its investment of $1,473,336 plus working capital of $42,358 creating a loss of $1,515,694.

d)	Change of Business and Use of Consultants During Re-organization and Start Up Stage – post June 28, 2005

On June 28, 2005, the Company changed its name to Fortuna Gaming Corp. and underwent a change in management and direction and is currently involved in the acquisition and licensing of on-line and mobile gaming technologies.

The Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited, a company incorporated under the laws of the United Kingdom, whereby the Company purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for 15,000,000 shares of the Company.

As the Company is in the start-up stage, both Fortuna Gaming Corp. and Fortuna Gaming (UK) Limited engaged  the services of various consultants possessing critical knowledge and  experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to October 31, 2005 included raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

Fortuna Gaming (UK) Limited, entered into agreement with Ignition Technologies, Inc., doing business as MobileGamingNow ("MGN") in which the Company purchased a license from MGN for its proprietary gaming software.  The software enables licensees to offer the game of poker to qualified players via the Internet and via cellular phones and other similar handheld devices. MGN is the first software provider to offer interactive, multi-player web and mobile gaming licenses.

As noted in section 8 – SUBSEQUENT EVENTS – on December 5, 2005, the Company signed a letter of intent to acquire the assets and shares of an established on-line gaming company.

e)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to October 31, 2005 of $3,121,028, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Capital Assets and Amortization

Computer hardware and software licenses are recorded at cost and amortized on the declining balance basis at the rate of 30% per annum.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

c)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period

d)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.	PREPAID EXPENSES

Prepaid expenses consists of advances to consultants for future services and include the amount of $298,437 for marketing and consulting services in Europe covering the period November 1, 2005 to April 30, 2006.

4.	PROMISSORY NOTE

The Company receives management services from a third party covering regulatory reporting, accounting, banking, risk management and marketing support and includes the rental of share office space for use by consultants.  The management fees are billed monthly.

The Company purchased office furniture and computer equipment and subsequently sold the assets to the management company at cost for $72,500, payable over 3 years at $2,339 per month at an interest rate of 10% per annum.  The payments commenced November 1, 2005 and end October 31, 2008.  The management company has the option to pay the promissory note off at any time without penalty. The current portion of the promissory note as at October 31, 2005 is $21,804.

5.	CAPITAL ASSETS

Capital assets consist of computer hardware, computer software and third party licenses.

Computer hardware and software licenses are recorded at cost and amortized on the declining balance basis at the rate of 30% per annum, prorated from the date purchased.

i)	Computer hardware – Cost - $38,400 less accumulated Amortization - $1,920
ii)	Computer software – Cost - $50,000 less accumulated Amortization - $3,750
iii)	Domain names – Cost - $10,175 less accumulated Amortization - $ 509

Net book value of Capital Assets as at October 31, 2005 is $92,396.

6.	SHARE CAPITAL

a)	Authorized: 100,000,000 common shares with a par value of $0.001 per share 100,000,000 preferred shares with a par value of $0.001 per share

b)

Issued:

As of October 31, 2005 the number of issued and outstanding common shares was 66,392,473.

Subsequent to October 31, 2005 and pursuant to the private placements disclosed in Note 3(e), the Company issued 1,695,710 common shares.  As of January 16, 2006 the number of issued and outstanding common shares is 68,088,183.

There are no Preferred Shares issued as of January 16, 2006.

c)

Share Exchange Agreement

On June 28, 2005, the Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited, a company incorporated under the laws of the United Kingdom, whereby the Company purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for 15,000,000 shares of the Company.

d)	Private Placements / Share Consolidation / Share Split

During the year, the Company issued the following common shares;

On December 5th, 2004, the Company issued 2,400,000 shares of common stock on options exercised at a price of $0.005 per share to consultants; the gross proceeds to the Company was $12,000 in cash and $72,000 in consulting fees.

On December 5th , 2004, the Company received $1,443, 336 in cash on a private placement offering of 2,886,672 common shares at a price of $0.50 per share.

On December 5th, 2004, the Company issued 113,328 shares of common stock at a price of $0.50 per share in lieu of a finder’s fee of $56,664 relating to the December 18th 2005 private placement.

On December 18th, 2004, the Company issued 6,000,000 shares of common stock under the Asset Acquisition Agreement at a deemed price of $0.005 per share.  Subsequently, this share issue was cancelled and the 6,000,000 shares were returned to treasury on February 8th, 2005.  See Note 1 (c).

On June 21, 2005, the Company effected a consolidation of its common shares outstanding on a ratio of 10 shares for one share basis.

On June 28, 2005, the Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited, a company incorporated under the laws of the United Kingdom, whereby Fortuna Gaming Corp. purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for issuing 15,000,000 shares of the Company at a deemed price of $0.001 per share.

On July 8, 2005, the Company issued a total of 17,600,000 shares of common stock on options exercised at a price of $0.005 per share to consultants; the gross proceeds to the Company were $88,000.

From August 2005 to the October 31, 2005, the Company received $1,695,710 in proceeds from a private placement.  The private placement was offered to accredited investors in the U.S. and consisted of 1,695,710 units at a price of $1.00 USD per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $2.00 USD, exercisable for 24 months from the closing of the offering.  At October 31, 2005, since the share certificates were in the process of being issued, a commitment to issue shares has been set up for the amount received.

On September 16, 2005, the Company affected a stock split of its common shares outstanding on a ratio of 2 shares for one share basis.

e)	Commitment to issue common shares and share purchase warrants from share subscriptions received

As noted in 6(d), from August 2005 to the October 31, 2005, the Company received $1,695,710 in proceeds from a private placement.  The private placement was offered to accredited investors in the U.S. and consisted of 1,695,710 units at a price of $1.00 USD per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $2.00 USD, exercisable for 24 months from the closing of the offering.  Subsequent to October 31, 2005, these shares were issued.

f)	Stock Option Plan

Pursuant to the Company’s stock option plan, during the year ended October 31, 2005, the Company issued 20,000,000 common shares to consultants.  As at October 31, 2005, there were no stock options available.

g)	Weighted-average shares outstanding

Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 18,277,872.  Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti-dilutive.

7.	RELATED PARTY TRANSACTION

During the year, there were no related party transactions.

8.	SUBSEQUENT EVENTS

a)	Letter of Intent

On December 4, 2005, the Company entered into a Letter of Intent to acquire, directly or indirectly, 100% of the issued and outstanding stock and/or assets of a software development and gaming related company.  The board and management have commenced its due diligence examination, proceeded to obtain the necessary regulatory approvals and begin the preparation and final negotiations of a definitive Purchase Agreement, reflecting in more detail the terms outlined in the Letter of Intent as well as other terms and conditions customary for transactions of this nature.  Pursuant to the Letter of Intent and for competitive reasons, the name of the Seller is being kept confidential until such time as the deal Closes, anticipated to occur on or before March 31, 2006.

A $500,000 refundable deposit was delivered to the Seller on December 5, 2005.  This $500,000 was arranged through a private financing in December 2005 and will be taken out by a private placement financing of debt and equity to fund the purchase price and working capital requirements.

b)	The Company is in the process of raising funds through a private placement to fund the acquisition and provide additional working capital for marketing and operations

c)	Shares Issued from Treasury

On December 2005, pursuant to a private placement and as disclosed in Note 3(e), the Company issued 1,695,710 common shares pursuant to the subscriptions received at October 31, 2005.

d)	Debt financing

The Company has raised approximately $300,000 in debt financing subsequent to October 31, 2005 to fund operations.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 23, 2005 Moore & Associates, Chartered of Las Vegas, Nevada was appointed our Company’s auditor for the fiscal year ending October 31, 2005 after Shelley International resigned.

On May 12, 2005 Shelley International was appointed our Company’s auditor after Morgan & Company declined to stand for re-election due to the risks associated with the financial business associated with MoneyFlow Capital Corp.   Morgan & Company resigned on April 29, 2005 and as noted earlier, the previous management team abandoned this venture.

Morgan & Company’s reports on our financial statements for fiscal years ending October 31, 2003 and 2004 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles. In their auditor’s report for each of those years, Morgan & Co. expressed substantial doubt about our ability to continue as a going concern. During the two fiscal years there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Morgan & Company, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

The following kinds of events listed in paragraphs (a) through (d) below, that occurred within the prior two year period and any subsequent interim period preceding Morgan & Company’s declination to stand for re-election, (i) did not result in any disagreements, (ii) did not result in any discussion by the board of directors, and (iii) did not result in our authorizing Morgan & Company to respond fully to the inquiries of the successor accountant concerning the subject matter of any disagreements:

a	The accountant’s having advised us that the internal controls necessary for us to develop reliable financial statements do not exist;
b

The accountant’s having advised us that information has come to the accountant’s attention that has led it to no longer be able to rely on management’s representations, or that has made it unwilling to be associated with the financial statements prepared by management

c

The accountant’s having advised us of the need to expand significantly the scope of its audit, or that information has come to the accountant’s attention during the time period covered by Item 304(a)(1)(iv), that if further investigated may (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management’s representations or be associated with the company’s financial statements, and (2) due to the accountant’s declination to stand for re-election, the accountant did not so expand the scope of its audit or conduct such further investigation;

d

The accountant’s having advised us that information has come to the accountant’s attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) due to the accountant’s declination to stand for re-election, the issue has not been resolved to the accountant’s satisfaction prior to its.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our Company's principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005, being the date of our fiscal year end covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures have not been effective in timely alerting management to material information required to be included in our periodic SEC filings. During the 4th quarter of fiscal 2005 we therefore implemented significant changes in our internal controls and in other factors that will significantly affect our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Office(s) Held

Douglas Waugh	58	Director, President, Treasurer , Secretary
		Chief Executive Officer &
		Chief Financial Officer

Douglas Waugh, our president, secretary, treasurer and director from September 2005 to present, brings 30 years of creative vision and extensive expertise in management, product development and sales marketing to the Company. He has successfully developed, built and financed both private and senior international TSX and NASDAQ public companies from conception to full operation. Through his many business ventures he has become specialized in developing strategic alliances. In 1992, he co-founded a start-up gaming company that manufactured video gaming equipment for markets in California and other parts of the world. His leadership and vision in this startup company produced over $50 million in revenue in the third year of operation. This background of proven leadership success in fast-paced and rapid growth environments makes Mr. Waugh an important asset and advisor to the Fortuna team.

Term of Office

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

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will be establishing various committees during the coming fiscal year.

Audit Committee Financial Expert

We have no financial expert but we are planning to fill this position with a qualified expert during the coming fiscal year.

Code of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended October 31, 2005, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

No one with a principal position has failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation paid by or accrued for services rendered to us in all capacities during the past three fiscal years to our Chief Executive Officer and to each additional executive officer whose salary and bonus exceeded $100,000 (the “Named Executive Officer.”)

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	(1) Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Douglas Waugh	President, Secretary, Treasurer and Director	2005 2004 2003	0 0 0	0 0 0	40,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) paid as a consulting fee to Mr. Waugh from July 1, 2005 to October 31, 2005.

Mr. Douglas Waugh has been our president and director from September 1, 2005 to present.

Stock Option Grants

There were no stock options granted during the financial year ending October 31, 2005.

Exercise of Stock Options and Year-End Option Values

Under the North American General Resources Corp. Stock Option Plan, there were 20,000,000 shares available for options as of October 31, 2004.

On December 5th, 2004, the Company issued 2,400,000 shares of common stock on options exercised at a price of $0.005 per share to consultants; the gross proceeds to the Company were $12,000 in cash and $72,000 in consulting fees.   On July 8, 2005 the Company issued 17,600,000 shares on options exercised at $0.005 per share to consultants; the gross proceeds were $88,000.  These options were granted on May 12, 2004 under the North American General Resources Corp. Stock Option Plan.

As at October 31, 2005, there were no stock options available under the Stock Option Plan.

Compensation Arrangements

We do not pay to our directors or officers any salary.

We do not pay our directors any compensation for serving or on our board of directors.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal agreements.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of  January 27, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Amount and Nature of	Percentage of
Title of Class	Of Beneficial Owner	Beneficial Ownership	Common Stock (1)

Common Stock	Douglas Waugh, President	1,000,000	1.47%
		Direct

Common Stock	All Officers and Directors as a Group	3,000,000	4.41%
	(3 total - includes 2 directors and officers of Fortuna Gaming (UK) Limited)	Direct

(1)

Based on 68,088,183 shares of our common stock issued and outstanding as of January 27, 2006. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 27, 2006.

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

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

-	Any of our directors or officers
-	Any person proposed as a nominee for election as a director
-	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock
-	Any of our promoters; and
-	Any relative or spouse of any of the foregoing persons who has the same house as such person

During the year ended October 31, 2005, our directors received $40,000 for management services.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. And North American General Resources Corporation(1)

10.4	Asset Purchase Agreement dated October 25, 2004 among CMC Investments Inc., MoneyFlow Capital Corp., Canadian Cheque Cashing Corporation, Wayne Mah, and North American General Resources Corp.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2004, as amended.

(b)        Reports on Form 8-K.

The following reports on Form 8-K were filed during the last quarter of our fiscal year ended October 31, 2005.

Date Filed	Content
October 5, 2005	The Company announced the resignation of John Briner and Jane Clark as Directors of the Company
September 16, 2005	The Company announced a two for one forward stock split effective September 16, 2005
August 19, 2005

The Company announced the appointment of Douglas Waugh to the Board of Directors.  The Company also announced entering into an agreement with Ignition Technologies Inc. to purchase a license for its mobile gaming application.

August 9, 2005	The Company announced the appointment of Douglas Waugh as President.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended October 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $7,000 to Shelley International CPA and $5,000 to Moore & Associates, Chartered.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNA GAMING CORP.

By:	/s/ Douglas Waugh
Douglas Waugh
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: January 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Douglas Waugh
Douglas Waugh
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: January 27, 2006