Form 10QSB
period 2006-01-31
Fortuna Gaming Corp.
filed 2006-03-15
CIK 1210536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

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

 ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 14, 2006 the issuer had 68,087,900 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I  - FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS.

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.  As used in this interim report, the terms "we", "us", "our", and “our company” mean Fortuna Gaming Corp. and “Fortuna” means its wholly owned subsidiary, Fortuna Gaming (UK) Limited, unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

(Unaudited)
(Stated in U.S. Dollars)

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2006

(Unaudited)
Stated in U.S. Dollars

	January 31,	October 31,
	2006	2005
ASSETS
Current
Cash and cash equivalents (Note 10(c))	$ -	$ 4,893
Prepaid expenses (Note 3)	149,560	333,787
Accounts receivable	-	16,179
Current portion of promissory note (Note 4)		21,804
	149,560	376,663

Long Term Portion of Promissory Note (Note 4)	-	50,696
Deposit – Acquisition (Note 6)	500,000	-
Capital Assets (Note 5)	85,467	92,396

	$ 735,027	$ 519,755
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 179,034	$ 73,274
Interest payable	7,945	-
	186,979	73,274
Long term Acquisition deposit loan (Note 7(a))	500,000	-
Term loan (Note 7(b))	298,450	-
	985,429	73,274
STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Share subscriptions converted to common shares	-	1,695,710
Issued and Outstanding :
68,088,183 shares (Note 8)	68,089	66,393

Additional paid-in capital	3,499,420	1,805,406
Deficit Accumulated During The Development Stage	(3,817,911)	(3,121,028
	(250,402)	(1,249,229

	$ 735,027	$ 519,755

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Stated in US Dollars

			Cumulative
			From Inception
	For the three months Ended January 31,		March 14, 2002
			to
	2006	2005	January 31, 2006
Revenue	-	-	-

Expenses
Amortization	6,930	284	15,223
Bank charges	45	-	45
Consulting fees	429,098	-	1,198,509
Entertainment	161	-	8,363
Finders’ fees	-	-	56,664
License fees	-	-	4,248
G-FED acquisition costs	121,624	-	121,624
Management fees (Note 4)	80,250		222,195
Interest expense	7,945		7,945
Office and sundry	3,902	4, 472	24,091
Professional fees	(2,266)	4,815	112,410
Promotion (Note 1(d))	4,544	-	356,260
Regulatory	4,667	-	13,936
Telephone and communications	3,738	-	5,418
Travel	36,246	-	136,775

Loss before the following	696,883	9 ,287	2,283,705

Loss from discontinued operations:

Mineral property option and exploration expenditures	-	-	13,107
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Loss on write off of assets from discontinued business (Note 1 c)	-	-	1,515,694

Net Loss For The Period	696,883	9 ,287	3,817,911

Basic And Diluted Loss Per Share	$ (0.01)	$ (0.01)

Weighted Average Number Of Shares Outstanding	66,982,285	11,960,951

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Stated in US Dollars

			Cumulative from
			Inception
	For the three months Ended January 31,		March 14, 2002
			to
	2006	2005	January 31,2006
Cash Flows From Operating Activities
Net loss for the period	$ (696,883)	$ (9,287)	$ (3,817,911)
Non-cash items:			1,515,694
Write off abandoned software investment	-	-
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Amortization	6,930		15,223
	(689,953)	(9, 287)	(2,281,589)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense	184,227	-	(149,560)
Current portion of promissory note receivable	21,804	-	-
Change in accounts receivable)	16,179		-
Change in accounts payable and accrued liabilities	105,759		179,033
Change in interest payable	7,945		7,945
	(354,039)	(9,020)	(2,244,171)
Cash Flows From Financing Activities
Issue of common stock	1,696	1,485	252,044
Paid-in capital	1,694,014	1,483,851	3,315,465
Share subscriptions converted to common shares (Note 8(c) )	(1,695,710)	-	-
Loan for G-FED deposit (Note 7(a) )	500,000	-	500,000
Term loan (Note 7(b))	298,450	-	298,450
	798,450	1,485,336	4,365,959
Cash Flows From Investing Activities
Promissory note	50,696		-
Purchase of hardware	-		(38,400)
Software license fee	-		(50,000)
Purchase of domain names	-		(10,175)
G-FED Deposit (Note 6 )	(500,000)		(500,000)
Shares and Advances under Asset Purchase Agreement		(1,473,336)	(1,515,694)
Website development costs		-	(1,000)
Purchase of office equipment		-	(6,519)
	(449,304)	(1,473,336)	(2,121,788)
(Decrease) Increase In Cash For The Period	(4,893)	2,980	-

Cash, Beginning Of Period	4,893	229	-

Cash, End Of Period	-	3,209	-

FORTUNA GAMING CORP.

(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO JANUARY 31, 2006

(Stated in U.S. Dollars)

	COMMON STOCK
			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	6,000,000	$ 6,000				$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	20,000	20				20
Shares issued for cash at $0.01	7,300,284	7,300	65,703			73,003
Shares issued for cash at $0.15	703,295	703	104,790	($19,602)		85,891
Net loss for the period					$ (79,386)	$ (79,386)
Balance, October 31, 2002	14,023,579	$ 14,023	$ 170,493	($19,602)	$ (79,386)	$ (85,528)

Balance, October 31, 2002	14,023,579	$ 14,023	$ 170,493	($19,602)	$ (79,386)	$ (85,528)
Share subscriptions received				$19,602		19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	14,023,579	$ 14,023	$ 170,493	-	$ (170,073)	$ 14,443

Balance, October 31, 2003	14,023,579	$ 14,023	$ 170,493	-	$ (170,073)	$ 14,443
Shareholders’ Equity restated: 25 to 1 share consolidation
Shares issued for cash at $0.001	240,000	240	5,760			6,000
Shares issued to acquire mineral
Property interest at $0.001	800	1	19			20
Shares issued for cash at $0.01	292,019	292	72,711			73,003
Shares issued for cash at $0.15	28,132	28	105,465			105,493
Net loss to October 31, 2002					(79,386)	(79,386)
Net loss to October 31, 2003					(90.687)	(90,687)
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	560,951	$ 561	$ 183,955	-	$ (199,371)	$ (14,855)

Balance, October 31, 2004	560,951	$ 561	$ 183,955	-	$ (199,371)	$ (14,855)
Shares issued for S8 stock - cash and consultants’ fees	2,400,000	$2,400	81,600			84,000
Shares issued pursuant private Placement	2,886,672	2,887	1,440,449			1,443,336
Shares issued pursuant to Finder’s Fee	113,328	113	56,551			56,664
Shares issued pursuant Acquisition Agreement	6,000,000	6,000	24,000			30,000
Returned to Treasury	(6,000,000)	(6,000)	(24,000)			(30,000)
Balance prior to 10-1 share Consolidation	5,960,951	$ 5,961	$ 1,762,555	-	$ (199,371)	$ 1,569,145

Shareholders’ Equity restated: 10 – 1 share consolidation
Shares issued for cash at $0.001	24,000	$ 24	$ 5,976			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	80	0	20			20
Shares issued for cash at $0.01	29,202	29	72,974			73,003
Shares issued for cash at $0.15	2,813	3	105,490			105,493
Net loss to October 31, 2002					(79,386)	(79,386)
Net loss to October 31, 2003					(90,687)	(90,687)
Net loss to October 31, 2004					(29,298)	(29,298)
Shares issued for S8 stock - cash and consultants’ fees	240,000	240	83,760			84,000
Shares issued pursuant private Placement	288,667	289	1,443,047			1,443,336
Shares issued pursuant to Finder’s Fee	11,333	11	56,653			56,664
Shares issued pursuant Acquisition Agreement	600,000	600	29,400			30,000
Returned to Treasury	(600,000)	(600)	(29,400)			(30,000)
Balance after consolidation	596,095	$ 596	$ 1,767,920	-	$ (199,371)	$ 1,569,145
Shares issued pursuant Share Exchange Agreement	15,000,000	15,000	0			15,000
Shares issued for S8 stock – cash and consultants’ fees	17,600,000	17,600	70,400			88,000
Balance before 2 for 1 share split	33,196,095	$ 33,196	$ 1,838,320	-	$ (199,371)	$ 1,672,145

Shareholders’ Equity restated: 2 for 1 share split
Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487			105,493
Net loss to October 31, 2002					(79,386)	(79,386)
Net loss to October 31, 2003					(90,687)	(90,687)
Net loss to October 31, 2004					(29,298)	(29,298)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	83,520			84,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	52,800			88,000
Balance after 2 for 1 share split	66,392,190	$ 66,392	$ 1,805,124
Adjust to Transfer Agent	283	1	282			283
	66,392,473	$ 66,393	$ 1,805,406
Net loss for the period					(2,921,657)	(2,921,374)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,805,406	-	$(3,121,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,805,406	-	$(3,121,028)	$(1,249,229)
Commitment to issue shares - Funds recd prior to year end
Private Placement @ $1.00	1,190,000	$ 1,190	$ 1,188,810			$1,190,000
Private Placement @ $1.00	220,000	220	219,780			220,000
Private Placement @ $1.00	135,710	136	135,574			135,710
Private Placement @ $1.00	150,000	150	149,850			150,000
Balance subsequent to year end	68,088,183	$ 68,089	$ 3,499,420		$(3,121,028)	$ 446,481
Net loss for the period					(696,874)	(696,874)
Balance, January 31, 2006	68,088,183	$ 68,089	$ 3,499,420		$(3,817,902)	$(250,393)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

a)	Organization

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

The accompanying consolidated financial statements reflect the operations of Fortuna Gaming Corp. and its wholly owned subsidiary, Fortuna Gaming (UK) Limited (“Fortuna”).  All intercompany accounts and transactions have been eliminated in consolidation.

c)	Discontinued Operations and Loss Associated with Write off of Assets Purchased in 2005.

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

Under the terms of the Agreement the Company paid a total of $1,473,336 relating to the development of financial software on behalf of its subsidiary Money Flow Canada    However, in February, 2005 the Company defaulted on its remaining payment obligations of $1,040,140.  As a result, the parties agreed to rescind the Agreement by returning the 6,000,000 shares to the Company’s treasury in exchange for giving up its shares in MoneyFlow Canada.  As a result of this termination, the Company’s management and board of directors on record in February 2005 wrote off its investment of $1,473,336 plus working capital of $42,358 creating a loss of $1,515,694 for fiscal 2005.

d)	Change of Business and Use of Consultants During Re-organization and Start Up Stage – post June 28, 2005

On June 28, 2005, the Company changed its name to Fortuna Gaming Corp. and underwent a change in management and direction and is currently involved in the acquisition and licensing of on-line and mobile gaming technologies.

The Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited (“Fortuna”), a company incorporated under the laws of the United Kingdom, whereby the Company purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for 15,000,000 shares of the Company.

As the Company is in the start-up stage, both Fortuna Gaming Corp. and Fortuna Gaming (UK) Limited have engaged  the services of various consultants and advisors possessing critical knowledge and  experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by the consultants and advisors from June 28, 2005 to October 31, 2005 and from November 1, 2005 to January 31, 2006 includes raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates, negotiating a letter of intent for the acquisition of the G-FED Group of Companies and establishing corporate governance policies.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to January 31, 2006 of $3,817,911, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.	PREPAID EXPENSES

Prepaid expenses consists of advances to consultants for future services and include the amount of $149,220 for marketing and consulting services in Europe covering the period February 1, 2006 to April 30, 2006.

4.	PROMISSORY NOTE

The Company receives management services from a third party covering regulatory reporting, accounting, banking, risk management and marketing support and includes the rental of share office space for use by consultants.  The management fees are billed monthly.

The Company purchased office furniture and computer equipment and subsequently sold the assets to the management company at cost for $72,500, payable over 3 years at $2,339 per month at an interest rate of 10% per annum.  The payments commenced November 1, 2005 and end October 31, 2008.  The management company had the option to pay the promissory note off at any time without penalty. As at January 31, 2006, the promissory note has been paid off in full.

5.	CAPITAL ASSETS

Capital assets consist of computer hardware, computer software and third party licenses.

Computer hardware and software licenses are recorded at cost and amortized on the declining balance basis at the rate of 30% per annum, prorated from the date purchased.

i)	Computer hardware – Cost - $38,400 less accumulated Amortization - $4,656.
ii)	Computer software – Cost - $50,000 less accumulated Amortization - $7,219.
iii)	Domain names – Cost - $10,175 less accumulated Amortization - $1,233.

6.	DEPOSIT

Pursuant to the December 5, 2005 Letter of Intent relating to the acquisition of the G-FED Group of Companies, a refundable $500,000 deposit was paid to the attorney’s of the vendor on December 5, 2005.  This $500,000 was arranged through a private financing in December 2005.

On February 1, 2005 as noted under Subsequent Event Note 10 (a), a second $500,000 deposit was paid towards the G-FED acquisition.  These deposits will be applied to the final purchase price upon Closing, anticipated to occur on or before May 15, 2006.

7.	LOANS

a)

The Company issued a Term Loan for $500,000 to a third party to fund the first G-FED deposit.  The loan is due in full on or before December 1, 2006 and bears interest at a rate of 10% per annum accrued monthly.

b)	The Company has received advances from lenders to cover operating costs. Advances total $298,450 as at January 31, 2006 and are payable on demand and have no fixed terms of repayment.

8.	SHARE CAPITAL

a)	Authorized: 100,000,000 common shares with a par value of $0.001 per share 100,000,000 preferred shares with a par value of $0.001 per share

b)	Issued: As of January 31, 2006 the number of issued and outstanding common shares was 68,088,183. There are no Preferred Shares issued as of March 14, 2006.

c)	Private Placements relating to Subscriptions received prior to October 31, 2005.

On December 30, 2005, the Company issued 1,695,710 common shares from subscriptions received prior to October 31, 2005.  The private placement was offered to accredited investors in the U.S. and consisted of 1,695,710 units at a price of $1.00 USD per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $2.00 USD, exercisable for 24 months from the closing of the offering.

d)	Stock Option Plan

As at January 31, 2006, there were no stock options available.

e)	Weighted-average shares outstanding

Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 66,982,285.  Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti-dilutive.

9.	RELATED PARTY TRANSACTION

During the three months ended January 31, 2006, there were no related party transactions.

10.	SUBSEQUENT EVENTS

a)	Letter of Intent – G-FED Games Group Acquisition and Deposit Financing

On December 4, 2005, the Company entered into a Letter of Intent to acquire, directly or indirectly, 100% of the assets of a software development company doing business as G-FED.  A refundable deposit of $500,000 USD was paid to the vendor’s attorney pursuant to the signing of the Letter of Intent.

On February 1, 2006, a second deposit of $500,000 USD was paid to the vendor’s attorneys bringing the total deposits to $ 1million USD.

The board and management continue to conduct its due diligence examination and are in the process of finalizing a definitive Purchase Agreement, reflecting in more detail the terms outlined in the Letter of Intent as well as other terms and conditions customary for transactions of this nature.  At the time of this filing, the Purchase Agreement has not been finalized but management is confident that the Agreement will be signed during the Company’s second quarter.

b)	Engagement with Daniel Stewart and Company

On February 10, 2006, the Company signed an engagement letter with Daniel Stewart and Company, of London England.  Under the terms of the engagement, Daniel Stewart will seek to raise a combination of debt and equity totaling approximately $28 million USD through a newly incorporated  UK subsidiary of the Company (Newco).  The equity will be raised through an initial public offering of Newco shares through the AIM market of the London Stock Exchange. The proceeds will be used to fund the acquisition of G-FED and for working capital to assist Newco with its marketing of various new games developed by G-FED, to its affiliate and player base.  The proposed offering will be of shares of Newco and as such the Company will continue to maintain its controlling interest in Newco. The Company is in the final stages of completing Newco’s  pre-IPO financing led by Daniel Stewart and Company.

c)	Additional Operating Capital

Subsequent to January 31, 2006, the Company has received advances totaling $215,000 from lenders to cover operating costs.  These advances are payable on demand and have no fixed terms of repayment

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Establishing the Foundation for Future Growth and Profitability

With the addition of G-FED and growth capital from the planned IPO on AIM, over the next 6-12 months, the Company will be implementing its business plan and focusing its energies on the following key strategies and corporate objectives for 2006:

a)	Closing the G-FED Acquisition transaction and related AIM IPO
b)	Integrating the Fortuna and G-FED operations
c)	Establishing our Online and Wireless Product and Service Offering under a new brand
d)	Expanding the board of directors and establishing Corporate Governance Best Practices
e)	Introducing a new Investor Relations Program for both Newco and the Company
f)	Seeking out complimentary acquisition targets and strategic alliance partners

Fortuna Wireless Strategy – G-Fone

To compliment the G-FED offering, which is currently only PC based, Fortuna has recently launched G-Fone through its web site at www.fortunapoker.com.  Our vision is to build and operate the top Mobile Gambling Media Network for online & mobile channels, incorporating gambling sites, mobile portals, content & traffic properties, and white label initiatives, the goal being to “own the space” and be “the mobile gambling experts.”  The long-term vision is to develop the ultimate Mobile Virtual Network Operator [MVNO] for the gambling sector, providing a branded mobile subscription service directly to consumers with a goal of being synonymous with mobile gambling, like the recently launched Mobile ESPN is with the mobile sports sector.

The goal is to generate mobile gambling revenues by being a leader in the mobile gambling space, through 2 methods:

1.	Via the creation and promotion of real money gambling sites that feature games in each of the major gambling areas including Casino, Poker, Sportbook and Lottery;
2.	Via the creation and promotion of a media network of gambling-related sites that:
	a.	Support player & affiliate marketing efforts
	b.	Improve natural search engine rankings
	c.	Create advertising opportunities where direct gambling promotion is restricted
	d.	Generate additional complementary revenues
	e.	Build overall brand awareness

Outlook and Summary

Management is on the edge of completing a major transaction that will set the tone for the Company’s future.  Armed with a mission, business plan and solid direction and continued support from our shareholders, we look forward to a promising future that will bring prosperity and reward to our existing and future shareholders.

Our commitment is behind our accomplishments and achievements to date and will lead to our successes tomorrow.  As the Company enters a new chapter and transforms itself from being a development stage company, we intend to do so with a business model, financial structure and team of strategic partners that generates positive cash flow, supports growth and drives sustainable shareholder value.

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two quarters ended January 31, 2005 and 2006.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2005 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

e.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2006, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from March 14, 2002 (inception) to January 31, 2006 of $3,811,902, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Results of Operations for the Three Months Ended January 31, 2006 and January 31, 2005.

Prior to June 2005 the Company was engaged in the financial services sector, afterwhich it underwent a re-organization and change in management and business direction.  The three months ended January 31, 2005 bears no relevance to the current three month period ended January 31, 2006.  Thus an analysis is not relevant with respect to period over period comparatives.

As the Company is a Development Stage Company, we have not earned any revenues to date.  We do not anticipate earning any revenues until the 2nd quarter of fiscal 2006 and after the closing of the G-FED acquisition pursuant to the December 4, 2005 Letter of Intent.

As we are in the start-up stage of our new business, the Company and Fortuna have engaged the services of various consultants and advisors possessing critical knowledge and  experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to January 31, 2006 included raising equity and debt financing, negotiating the purchase of G-FED Group, developing our overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

We incurred operating expenses in the amount of $696,883 for the three months ended January 31, 2006 which includes: (a) $429,098 in consulting and marketing fees, (b) $121,624 in G-FED acquisition expenses (c) $80,250 in management fees (d) $36,246 travel expenses (e) $7,945 in interest and (f) $21,720 office and general expenses.

Prepaid expenses consists of advances to consultants for future services and include the amount of $149,220 for marketing and consulting services in Europe covering the period February 1, 2006 to April 30, 2006.

We receive management services from a third party handling regulatory reporting, accounting, banking, risk management and marketing support and includes the rental of office space for use by consultants.  The management fees are billed monthly.

Net Loss

Our Loss for the three months ended January 31, 2006 amounted to $696,883 compared to a loss of $9, 287.  We have incurred a net loss in the amount of $3,817,911 from inception to January 31, 2006, which includes the write off of our investment in MoneyFlow Canada.

Liquidity and Financial Condition

Since inception, we have used our common stock and borrowings to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

Our consolidated financial statements contained in our January 31, 2006 interim report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. As outlined in Note 10(b) of the January 31, 2006 interim financial statements, we intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Interim Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Because we will need additional financing to fund our activities, our accountants have included in their audit report that the Company’s recurring losses and lack of operations raises substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $3,817,911 for the period from March 14, 2002 (inception) to January 31, 2006, and have no revenue to date.  We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our Company's principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
b.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

c.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

There has been no default in the payment of principal or interest with respect to any indebtedness incurred by us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATON.

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. And North American General Resources Corporation(1)

10.4	Asset Purchase Agreement dated October 25, 2004 among CMC Investments Inc., MoneyFlow Capital Corp., Canadian Cheque Cashing Corporation, Wayne Mah, and North American General Resources Corp.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2003, as amended.

(b)        Reports on Form 8-K.

The following reports on Form 8-K were filed during the fiscal quarter ended January 31, 2006.  Since January 31, 2006 we have also filed the following Current Reports on Form 8-K:

Date Filed	Content
November 2, 2005	The Company announced that it had closed First Round Financing of $1.7 Million USD and Announces Second Round Financing of $10 Million USD

December 13, 2005	On December 6, 2005, the Company announced that it has signed a Letter of Intent to acquire an established online gaming company.

January 20, 2006

On January 20, 2006, the Company announced that it’s subsidiary, Fortuna Gaming (UK) Limited, has signed an agreement to sell phones, plans, accessories and content to its players on-line as part of their gaming experience

January 30, 2006

Shelley International CPA resigned as the Company’s principal accountant on December 23, 2005.  Shelly International was appointed on May 12, 2005, following the resignation of the Registrant’s former accountant, Morgan & Company on April 29, 2005.  During the period of Shelley International’s appointment they performed a review of the balance sheet and related statements of operations, stockholder’s equity and cash flows for the quarter ended April 30, 2005 only.  The review did not contain an adverse opinion or a disclaimer of opinion, was not qualified or modified as to uncertainly, audit scope or accounting principles.

Moore & Associates has been engaged as the principal accountant to audit the Registrant’s annual financial statements.

January 30, 2006	Form 10-KSB Annual Report for fiscal year ending October 31, 2005.

February 21, 2006

On February 16, 2006, the Company announced that it has signed an engagement letter with Daniel Stewart & Company to assist with raising $25 million USD in debt and equity in connection with the Company’s proposed acquisition of the G-FED Games Group of Companies.

February 24, 2006

On February 23, 2006, the Company announced that it is taking immediate steps, including legal action if necessary, to de-list its common stock from trading on the Berlin-Bremen Stock Exchange (“BBSE”), having learned that it is one of numerous U.S. based publicly traded companies whose stock has been listed on the BBSE without its prior knowledge, consent or authorization.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNA GAMING CORP.

By:	/s/ Douglas Waugh
Douglas Waugh
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: March 14, 2006