Form 10QSB
period 2006-06-14
Fortuna Gaming Corp.
filed 2006-06-14
CIK 1210536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

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

As of June 13, 2006 the issuer had 68,087,900 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I  - FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS.

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.  As used in this interim report, the terms "we", "us", "our", and “our company” mean Fortuna Gaming Corp. and “Fortuna” means its wholly owned subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited, unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2006

(Unaudited)
Stated in U.S. Dollars

	April 30,	October 31,
	2006	2005
ASSETS
Current
Cash and monies held in trust (Note 6, 9)	1,946,941	$ 4,893
Prepaid expenses	1,140	333,787
Advances receivable	53,123	16,179
Deposit – Acquisition (Note 5(a) (b))	1,000,000
Current portion of promissory note (Note 3)	-	21,804
	3,001,204	376,663

Long Term Portion of Promissory Note	-	50,696
Capital Assets (Note 4)	78,537	92,396

	$3,079,741	$ 519,755
LIABILITIES
Current
Accounts payable and accrued liabilities	646,781	$ 73,274
Demand loans – acquisition deposit (Note 5 (a) (b), 6)	1,000,000	-
Notes payable - acquisition (Note 6, 9)	2,000,000	-
Private placement subscription	-	1,695,710
Interest payable	45,109	-
	3,691,890	1,768,984
Term loan (Note 5(c))	548,256	-
	4,240,146	1,768,984
STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued and Outstanding :
68,088,183 shares (Note 7)	68,089	66,393

Additional paid-in capital	3,499,420	1,805,406
Deficit Accumulated During The Development Stage	(4,727,914)	(3,121,028)
	(1,160,405)	(1,249,229)

	$3,079,741	$ 519,755

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)
Stated in U.S. Dollars

					Cumulative From Inception March 14, 2002 to April 30, 2006

	THREE MONTHS ENDED APRIL 30		SIX MONTHS ENDED APRIL 30

	2006	2005	2006	2005
Revenue

Expenses
Amortization	6,930	284	13,859	284	22,151
Bank charges	194	-	248	-	248
Consulting fees	415,442	78,000	844,540	78,000	1,613,951
Entertainment	-	-	161	-	8,363
Finders’ fees	-	-	-	-	56,664
License fees	-	-	-	-	4,248
Management fees	22,470	-	102,720	-	244,665
Interest expense	37,164	-	45,109	-	45,109
Office and sundry	2,865	4,188	6,758	8,660	29,947
Professional fees	4,320	4,815	2,053	9,630	116,729
Promotion	477	-	5,021	-	356,737
Regulatory	12,069	-	16,736	-	26,005
Telephone and communications	1,844	-	5,582	-	7,262
Travel	5,232	-	41,477	-	142,006

Loss before the following	509,005	87,287	1,084,264	96,574	2,671,086

Loss from discontinued operations:
G-Fed acquisition costs	400,998		522,622		522,622
Mineral property option and Exploration expenditures	-		-		13,107
Write down of web development Costs	-		-		418
Write down of capital assets	-		-		4,987
Loss on write off of assets from Discontinued business	-				1,515,694

Net Loss for the Period	910,003	87,287	1,606,886	96,574	4,727,914

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of Shares outstanding	66,949,684	11,960,951	66,949,684	11,960,951

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
Stated in U.S. Dollars

	THREE MONTHS ENDED APRIL 30		SIX MONTHS ENDED APRIL 30		Cumulative March 14, 2002 to April 30, 2006

	2006	2005	2006	2005
Cash Flows from Operating Activities
Net loss for the period	(910,003)	(87,287)	(1,606,886)	(96,574)	(4,727,914)
Non-cash items:
Write off abandoned software Investment					1,515,694
Write down of web development costs					418
Write down of capital assets					4,987
S8 Stock issued for services		72,000		72,000
Amortization	6,930	284	13,859	284	22,153
	(903,073)	(15,003)	(1,593,027)	(24,290)	(3,184,662)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities
Change in prepaid expense	148,420		332,647		646,780
Share subscriptions received			1,695,710		1,695,710
Acquisition deposits	(500,000)		(1,000,000)		(1,000,000)
Current portion of promissory note receivable	-		21,804		(1,140)
Demand loan - acquisition	500,000		1,000,000		1,000,000
Notes payable – acquisition	2,000,000		2,000,000		2,000,000
Change in advances receivable	(53,123)		(36,944)		(53,123)
Share subscriptions received			(1,695,710)		-
Change in accounts payable and accrued liabilities	467,747	267	573,507	534	-
Change in interest payable	37,164		45,109		45,109
	1,697,135	(14,736)	(352,614)	(23,756)	1,148,674
Cash Flows from Financing Activities
Issue of common stock		1,485,336	1,696	1,485,336	250,348
Paid in capital			1,694,014		1,621,451
Term loan	249,806		548,256		548,256
	249,806	1,485,336	2,243,966	1,485,336	2,420,055
Cash Flows from Investing Activities
Promissory notes	-		50,696		-
Purchase of hardware	-				(38,400)
Software license fee	-				(50,000)
Purchase of domain names					(10,175)
Shares and advances under Asset Purchase Agreement		1,473,336		1,473,336	(1,515,694)
Website development costs					(1,000)
Purchase of office equipment					(6,519)
	-	1,473,336	50,696	1,473,336	(1,621,788)
(Decrease) Increase in Cash for The Period	1,946,941	2,980	1,942,048	2,934,916	1,946,941
Cash, Beginning of Period	-	229	4,893	229	-

Cash, End of Period	$1,946,941	$3,209	$1,946,941	$2,935,145

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO APRIL 30, 2006

(Stated in U.S. Dollars)

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	112	184,404	-	(199,371)	(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	83,520			84,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant to Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	52,800			88,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(2,921,657)	(2,921,657)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,805,406	-	$(3,121,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,805,406	-	$(3,121,028)	$(1,249,229)
Private Placements @ $1.00	1,695,710	$ 1,696	$ 1,694,014			1,695,710
Net loss for the period					(1,606,886)	(1,606,886)
Balance, April 30, 2006	68,088,183	$ 68,089	$ 3,499,420		$(4,727,914)	$(1,160,405)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

a)	Organization

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

The accompanying consolidated financial statements reflect the operations of Fortuna Gaming Corp. and its wholly owned subsidiaries, Fortuna Gaming (UK) Limited (“Fortuna”) and Fortuna Gaming Corp. Limited.  Fortuna Gaming Corp. Limited was incorporated in London, England February 7, 2006 to be the corporate entity to go public on the AIM listing in England.  All intercompany accounts and transactions have been eliminated in consolidation.

c)	Discontinued Operations and Loss Associated with Write off of Assets Purchased in 2005.

From March 2002 until October, 2004, the Company had been in the exploration stage since its formation and had not realized any revenues from its planned operations. During this period, the Company was primarily engaged in the acquisition and exploration of mining properties.

On October 25, 2004, the Company entered into an agreement (the "Agreement") which provided that it would incorporate a Canadian subsidiary, MoneyFlow Capital Corporation (“MoneyFlow Canada”), which would purchase all of the assets of CMC Investments Inc. ("CMC") and its subsidiary, Canadian Cheque Cashing Corporation ("CCCC"), in exchange for the issuance of 6,000,000 shares of the Company and the assumption of two debt obligations amounting to approx $2,500,000.  As a result of entering into this Agreement, the Company changed its name from North American General Resources Corp. to  MoneyFlow Capital Corporation (“MoneyFlow Nevada”) and its nature of business to providing financial services including operating a foreign exchange service and providing short-term loans and check cashing from retail premises through its subsidiary.

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

The Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited (“Fortuna”), a company incorporated under the laws of the United Kingdom, whereby the Company purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for 15,000,000 shares of the Company.   The 15,000,000 shares (pre September 16, 2005 2 for 1 share split) were and continue to be restricted shares with no trading value. Since they cannot be traded, the value of the shares at the time of the transaction did not relate to the market value and thus using par value - $.001 was the most accurate price assigned to the shares. There is no market for the shares that were issued pursuant to the share exchange.  As such, there was no relation to the market price of the stock, and the only reasonable price was par value.

On a pre September 16, 2005 2 for 1 share split, and after the Share Exchange of 15,000,000 shares, the total outstanding shares of Fortuna Gaming Corp. amounted to 33,196,237.  The 15,000,000 shares issued to the shareholders of Fortuna Gaming (UK) Limited represented 45.18% of the outstanding shares.  The intention of the transaction was that the accounting acquirer would be Fortuna Gaming Corp. based upon the issued and outstanding shares outstanding including the exercise of the Stock Options issued July 8, 2005.

As the Company is in the start-up stage, Fortuna Gaming Corp., Fortuna Gaming (UK) Limited and most recently, Fortuna Gaming Corp. Limited have engaged  the services of various consultants and advisors possessing critical knowledge and  experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by the consultants and advisors from June 28, 2005 to October 31, 2005 and from November 1, 2005 to April 30, 2006 includes raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates, negotiating a letter of intent for the acquisition of the G-FED Group of Companies, preparing the Company for an AIM listing in London, England, re-domiciling the Company’s operations  and establishing corporate governance policies.

In August 2005, Fortuna Gaming (UK) Limited, entered into agreement with Ignition Technologies, Inc., doing business as MobileGamingNow ("MGN") in which the Company purchased a license from MGN for its proprietary gaming software.  The software enables licensees to offer the game of poker to qualified players via the Internet and via cellular phones and other similar handheld devices. MGN is the first software provider to offer interactive, multi-player web and mobile gaming licenses.

e)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to April 30, 2006 of $4,727,914, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture prior to new management taking over the Company, $535,729 in 2006 related to legal and accounting costs associated with the acquisition of G-Fed., and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.	PROMISSORY NOTE

The Company receives management services from a third party covering regulatory reporting, accounting, banking, risk management and marketing support and includes the rental of share office space for use by consultants.  The management fees are billed monthly.

The Company purchased office furniture and computer equipment and subsequently sold the assets to the management company. The management company had the option to pay the promissory note off at any time without penalty. During the first quarter 2006, the promissory note was paid in full.

4.	CAPITAL ASSETS

Capital assets consist of computer hardware, computer software and third party licenses.  Computer hardware and software licenses are recorded at cost and amortized on the declining balance basis at the rate of 30% per annum, prorated from the date purchased.

i)	Computer hardware – Cost - $38,400 less accumulated Amortization - $7,392.
ii)	Computer software – Cost - $50,000 less accumulated Amortization - $10,687.
iii)	Domain names – Cost - $10,175 less accumulated Amortization - $1,959.

5.	DEMAND and TERM LOANS

a)

On December 4, 2005, the Company issued a Demand Loan for $500,000 to a third party to fund the first G-FED deposit.  The loan was due in full on or before December 1, 2006 and bears interest at a rate of 10% per annum accrued monthly.

b)

On February 1, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the second G-FED deposit.  The loan was due in full on or before February 1, 2007 and bears interest at a rate of 10% per annum accrued monthly.

c)

The Company has received advances from lenders to cover operating costs.  Advances total $548,256 as at April 30, 2006 and are payable on demand and have no fixed terms of repayment.  The advances bear interest at a rate of 10% per annum accrued monthly.

6.	G-FED ACQUISITION DEPOSIT AND NOTES PAYABLE

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

The Company also received advances, held in a lawyers’ trust account, totaling $2,000,000.  The funds were to be used as a down payment associated with the acquisition of G-FED.

As announced in a press release dated May 3, 2006, discussion relating to the purchase of the G-Fed group terminated. Rather than the Company acquiring 100% of G-Fed as contemplated in the December 4, 2005 Letter of Intent, the parties agreed to enter into discussions on a joint venture partnership basis.

Subsequent to April 30, 2006 – see note 9 - the $1 million deposits advanced under the original Letter of Intent were returned to the Company.

7.	SHARE CAPITAL

a)	Authorized: 100,000,000 common shares with a par value of $0.001 per share 100,000,000 preferred shares with a par value of $0.001 per share

b)	Issued: As of April 30, 2006 the number of issued and outstanding common shares was 68,088,183. There are no Preferred Shares issued .

c)	Stock Option Plan

As at April 30, 2006, there were no stock options available.

d)	Weighted-average shares outstanding

Loss per share has been calculated using the weighted-average number of common shares outstanding during the period of 66,949,684.  Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti-dilutive.

8.	RELATED PARTY TRANSACTION

During the six months ended April 30, 2006, there were no related party transactions.

9.	SUBSEQUENT EVENTS

a)	Letter of Intent – G-FED Games Group Acquisition and Deposit Financing

As announced in a press release dated May 3, 2006, discussion relating to the purchase of the G-Fed group terminated. Rather than the Company acquiring 100% of G-Fed as contemplated in the December 4, 2005 Letter of Intent, the parties agreed to enter into discussions on a joint venture partnership basis.

On December 4, 2005, the Company issued a Demand Loan for $500,000 to a third party to fund the first G-FED deposit.  The loan was due in full on or before December 1, 2006 and bears interest at a rate of 10% per annum accrued monthly.  Subsequent to April 30, 2006, $322,260 was returned to the lender leaving a balance of $177,740 owing.

On February 1, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the second G-FED deposit.  The loan was due in full on or before February 1, 2007 and bears interest at a rate of 10% per annum accrued monthly.  Subsequent to April 30, 2006, $410,000 was returned to the lender leaving a balance of $90,000 owing.

During the 2nd quarter, the Company  received advances totaling $2,000,000 which were to be applied towards the acquisition price of G-Fed . With the termination of the acquisition, $1,840,000 has been returned to the lenders, leaving a balance of $160,000 held in trust and/or owing to the lenders.

b)	Additional Operating Capital

Subsequent to April 30, 2006, the Company has received approximately $212,122 advances from lenders to cover operating costs.  These advances are payable on demand and have no fixed terms of repayment.

c)	SEC Comments

The Company has received comments from the SEC with respect to the disclosure of certain transactions including the Share Exchange Agreement, the compensation paid to consultants in the form of stock options, the change of auditors and the systems in place regarding internal controls.  The Company is working with the past management and board of directors to determine the appropriate disclosure and accounting treatment of these transactions.  In the event that the past disclosure needs to be revised, amended October 31, 2005, January 31, 2006 and the current April 30, 2006 filings will be re-issued.

d)	Taxation of Legal Fees

The Company has filed with the Supreme Court of British Columbia to have the legal fees associated with the G-FED acquisition reviewed for fairness and reasonableness.   These fees are included as part of the G-FED acquisition costs reported in  the Consolidated  Statement of Operations.  In the event that a settlement cannot be reached, the Company is scheduled to attend the examination and hearing set for July 18, 2006.

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Outlook and Summary

Over the past 4-6 months, the Company has been able to identify strategic initiatives that will position it for the future.  Although the acquisition of the G-FED group did not materialize, management has determined that significant opportunities are available to the Company on a go forward basis.  Management is at the final stages of completing discussions with a gaming software provider, a content and media services company and major wireless service providers and carriers. When these discussions are completed, the Company will be positioned to commence the generation of revenues, anticipated for the 3rd quarter of 2006.

As the Company enters a new chapter and transforms itself from being a development stage company, we intend to do so with a business model, financial structure and team of strategic partners that generates positive cash flow, supports growth and drives sustainable shareholder value.  Part and parcel with this plan, the Company plans to re-domicile its corporate headquarters to Curacao, in preparation for future gaming operations and revenues.

PLAN OF OPERATION

Establishing the Foundation for Future Growth and Profitability

Management has concluded that in order to go forward, we must re-commit to our original business focus of distributing wireless games, content and devices throughout the world.

The wireless industry continues to grow and expand throughout the world.  Users are getting younger and are demanding more from their wireless phone. Games and content such as videos and ring tones are leading the way users change phones every 12 to 14 months and download 5 to 7 items per month.  According to recent industry figures, last year, $400 million was spent on ring tones and $2 billion was spent on mobile games.

The Company is perfectly positioned to exploit this market, first in North America then Europe. This strategy is consistent with the Company’s current direction of offering the downloading of its popular mobile poker game and distributing wireless phones, both from it’s existing web site.

Over the past few months, the company has made significant steps in establishing relationships with wireless carriers and suppliers to build an integrated company that will supply wireless services and content to the youth market. To this end the company will launch new games (through licensing arrangements), new content initiatives (through its alliance with Pathway Films) and new distribution channels to sell phones and services from such well known carriers as Virgin Mobile and T-Mobile.

Fortuna Wireless Strategy

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

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two quarters ended April 30, 2005 and 2006.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2005 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

e.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2006, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss from March 14, 2002 (inception) to April 30, 2006 of $4,727,914 , which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $535,729.  To date the Company is still in the development stage and has no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Results of Operations for the Six Months Ended April 30, 2006 and April 30, 2005.

Prior to June 2005 the Company was engaged in the financial services sector, after which it underwent a re-organization and change in management and business direction.  The three and six months ended April 30, 2006 bears no relevance to the three and six month period ended April 30, 2005.  Thus an analysis is not relevant with respect to period over period comparatives.

As the Company is a Development Stage Company, we have not earned any revenues to date.  We do not anticipate earning any revenues until the 3rd quarter of fiscal 2006 after the conclusion of discussions with strategic partners involved in the gaming, media content and wireless sectors.

As we are in the start-up stage of our new business, the Company has engaged the services of various consultants and advisors possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to April 30, 2006 included raising equity and debt financing; negotiating the purchase and performing due diligence relating to the G-FED Group; developing our overall business plan and strategies; identifying, selecting and negotiating intellectual property licensing agreements; developing operational plans covering domestic and international operations; seeking out and hiring professional management; developing marketing and promotion plans including setting up an investor relations program; developing a merger and acquisition strategy and policy; developing corporate and potential acquisition candidates; and establishing corporate governance policies.

We incurred operating expenses in the amount of $1,606,886 for the six months ended April 30, 2006 which includes: (a) $844,540 in consulting and marketing fees, (b) $522,622 in G-FED acquisition and due diligence expenses (c) $102,720 in management fees (d) $41,477 travel expenses (e) $45,109 in interest and (f) $50,418 office, regulatory and general expenses.

We receive management services from a third party handling regulatory reporting, accounting, banking, risk management and marketing support and includes the rental of office space for use by consultants.  The management fees are billed monthly.

Net Loss

Our Loss for the six months ended April 30, 2006 amounted to $1,606,886 compared to a loss of $96,574 for the same period in fiscal 2005.  We have incurred a net loss in the amount of $4,727,914 from inception to April 30, 2006, which includes the write off of our investment in MoneyFlow Canada.

Liquidity and Financial Condition

Since inception, we have used our common stock and borrowings to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

Our consolidated financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. As outlined in Note 1(e) of our financial statements, we intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

We have incurred a net loss of $4,727,914 from March 14, 2002 (inception) to April 30, 2006, and have earned no revenue to date.  We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

Since this is a new direction for the business and as a development stage company, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of the new business, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully.

Because of the unique difficulties and uncertainties inherent in new ventures, we face a high risk of business failure.  Potential investors should be aware of the difficulties normally encountered by commencing a new business venture and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business we plan to undertake.

As we continued to take steps to establish ourselves in the gaming business, we may become subject to new government regulation that may increase the anticipated cost of the business.

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

Prior to August 2005, the preparation of the financial statements and the disclosure of material changes to the Company were prepared by individuals that may not have been familiar with the disclosure requirements required under the Sarbanes Oxley Act.  The Company has engaged the services of consultants familiar with the disclosure requirements to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  In addition, a new accounting system has been implemented to capture accounting information in a timely and accurate manner. As the Company is still in the development stages, it does not have the resources to have total separation of duties.  However, to compensate, the quarterly financial statements are reviewed in detail with the CEO/CFO and management continues to follow and implement good corporate governance practices to ensure proper disclosure.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

There has been no default in the payment of principal or interest with respect to any indebtedness incurred by us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATON.

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)        Reports on Form 8-K.

The following reports on Form 8-K were filed during and/or subsequent to the fiscal quarter ended April 30, 2006.

Date Filed	Content
February 21, 2006

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

March 20, 2006	The Company announced that it has been successful in having its shares de-listed from the Berlin-Bremen stock exchange.

May 10, 2006	The Company announced that discussions relating to the acquisition of the G-FED Group announced December 6, 2006 had terminated.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNA GAMING CORP.

By:	/s/ Douglas Waugh
Douglas Waugh
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: May 13, 2006