Form 10QSB/A
period 2006-09-08
Fortuna Gaming Corp.
filed 2006-09-08
CIK 1210536

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

	“Not Reviewed”
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

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)
Stated in U.S. Dollars

	THREE MONTHS ENDED APRIL 30		SIX MONTHS ENDED APRIL 30		Cumulative From Inception March 14, 2002 to April 30, 2006

	“Not Reviewed”		“Not Reviewed”

	2006	2005	2006	2005
Revenue

Expenses
Amortization	6,930	284	13,859	284	22,151
Bank charges	194	-	248	-	248
Consulting fees	415,442	78,000	844,540	78,000	1,613,951
Entertainment	-	-	161	-	8,363
Finders’ fees	-	-	-	-	56,664
License fees	-	-	-	-	4,248
Management fees	22,470	-	102,720	-	244,665
Interest expense	37,164	-	45,109	-	45,109
Office and sundry	2,865	4,188	6,758	8,660	29,947
Professional fees	4,320	4,815	2,053	9,630	116,729
Promotion	477	-	5,021	-	356,737
Regulatory	12,069	-	16,736	-	26,005
Telephone and communications	1,844	-	5,582	-	7,262
Travel	5,232	-	41,477	-	142,006

Loss before the following	509,005	87,287	1,084,264	96,574	2,671,086

Loss from discontinued operations:
G-Fed acquisition costs	400,998		522,622		522,622
Mineral property option and Exploration expenditures	-		-		13,107
Write down of web development Costs	-		-		418
Write down of capital assets	-		-		4,987
Loss on write off of assets from Discontinued business	-				1,515,694

Net Loss for the Period	910,003	87,287	1,606,886	96,574	4,727,914

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of Shares outstanding	66,949,684	11,960,951	66,949,684	11,960,951

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
Stated in U.S. Dollars

	THREE MONTHS ENDED APRIL 30		SIX MONTHS ENDED APRIL 30		Cumulative March 14, 2002 to April 30, 2006

	“Not Reviewed”		“Not Reviewed”
	2006	2005	2006	2005
Cash Flows from Operating Activities
Net loss for the period	(910,003)	(87,287)	(1,606,886)	(96,574)	(4,727,914)
Non-cash items:
Write off abandoned software Investment					1,515,694
Write down of web development costs					418
Write down of capital assets					4,987
S8 Stock issued for services		72,000		72,000
Amortization	6,930	284	13,859	284	22,153
	(903,073)	(15,003)	(1,593,027)	(24,290)	(3,184,662)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities
Change in prepaid expense	148,420		332,647		646,780
Share subscriptions received			1,695,710		1,695,710
Acquisition deposits	(500,000)		(1,000,000)		(1,000,000)
Current portion of promissory note receivable	-		21,804		(1,140)
Demand loan - acquisition	500,000		1,000,000		1,000,000
Notes payable – acquisition	2,000,000		2,000,000		2,000,000
Change in advances receivable	(53,123)		(36,944)		(53,123)
Share subscriptions received			(1,695,710)		-
Change in accounts payable and accrued liabilities	467,747	267	573,507	534	-
Change in interest payable	37,164		45,109		45,109
	1,697,135	(14,736)	(352,614)	(23,756)	1,148,674
Cash Flows from Financing Activities
Issue of common stock		1,485,336	1,696	1,485,336	250,348
Paid in capital			1,694,014		1,621,451
Term loan	249,806		548,256		548,256
	249,806	1,485,336	2,243,966	1,485,336	2,420,055
Cash Flows from Investing Activities
Promissory notes	-		50,696		-
Purchase of hardware	-				(38,400)
Software license fee	-				(50,000)
Purchase of domain names					(10,175)
Shares and advances under Asset Purchase Agreement		1,473,336		1,473,336	(1,515,694)
Website development costs					(1,000)
Purchase of office equipment					(6,519)
	-	1,473,336	50,696	1,473,336	(1,621,788)
(Decrease) Increase in Cash for The Period	1,946,941	2,980	1,942,048	2,934,916	1,946,941
Cash, Beginning of Period	-	229	4,893	229	-

Cash, End of Period	$1,946,941	$3,209	$1,946,941	$2,935,145

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO APRIL 30, 2006

(Stated in U.S. Dollars)

			Additional	Subscrip-	Deficit	“Not
	Common	Par	Paid-In	tions	Accumu-	Reviewed”
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	112	184,404	-	(199,371)	(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	83,520			84,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant to Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	52,800			88,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(2,921,657)	(2,921,657)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,805,406	-	$(3,121,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,805,406	-	$(3,121,028)	$(1,249,229)
Private Placements @ $1.00	1,695,710	$ 1,696	$ 1,694,014			1,695,710
Net loss for the period					(1,606,886)	(1,606,886)
Balance, April 30, 2006	68,088,183	$ 68,089	$ 3,499,420		$(4,727,914)	$(1,160,405)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

THESE INTERIM FINANCIAL STATEMETS WERE NOT REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH ITEM 310 OF REGULATION S-B.  THE COMPANY IS IN THE PROCESS OF OBTAINING AN SAS 100 REVIEW.

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
Date: September 8, 2006