Form 10QSB/A
period 2006-09-08
Fortuna Gaming Corp.
filed 2006-09-08
CIK 1210536

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

	“Not Reviewed”
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

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Stated in US Dollars

	For the three months Ended January 31,		Cumulative
			From Inception
	“Not		March 14, 2002
	Reviewed”		to
	2006	2005	January 31, 2006
Revenue	-	-	-

Expenses
Amortization	6,930	284	15,223
Bank charges	45	-	45
Consulting fees	429,098	-	1,198,509
Entertainment	161	-	8,363
Finders’ fees	-	-	56,664
License fees	-	-	4,248
G-FED acquisition costs	121,624	-	121,624
Management fees (Note 4)	80,250		222,195
Interest expense	7,945		7,945
Office and sundry	3,902	4, 472	24,091
Professional fees	(2,266)	4,815	112,410
Promotion (Note 1(d))	4,544	-	356,260
Regulatory	4,667	-	13,936
Telephone and communications	3,738	-	5,418
Travel	36,246	-	136,775

Loss before the following	696,883	9 ,287	2,283,705

Loss from discontinued operations:

Mineral property option and exploration expenditures	-	-	13,107
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Loss on write off of assets from discontinued business (Note 1 c)	-	-	1,515,694

Net Loss For The Period	696,883	9 ,287	3,817,911

Basic And Diluted Loss Per Share	$ (0.01)	$ (0.01)

Weighted Average Number Of Shares Outstanding	66,982,285	11,960,951

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Stated in US Dollars

	For the three months Ended January 31,		Cumulative from
			Inception
	“Not		March 14, 2002
	Reviewed”		to
	2006	2005	January 31,2006
Cash Flows From Operating Activities
Net loss for the period	$ (696,883)	$ (9,287)	$ (3,817,911)
Non-cash items:			1,515,694
Write off abandoned software investment	-	-
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Amortization	6,930		15,223
	(689,953)	(9, 287)	(2,281,589)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense	184,227	-	(149,560)
Current portion of promissory note receivable	21,804	-	-
Change in accounts receivable)	16,179		-
Change in accounts payable and accrued liabilities	105,759		179,033
Change in interest payable	7,945		7,945
	(354,039)	(9,020)	(2,244,171)
Cash Flows From Financing Activities
Issue of common stock	1,696	1,485	252,044
Paid-in capital	1,694,014	1,483,851	3,315,465
Share subscriptions converted to common shares (Note 8(c) )	(1,695,710)	-	-
Loan for G-FED deposit (Note 7(a) )	500,000	-	500,000
Term loan (Note 7(b))	298,450	-	298,450
	798,450	1,485,336	4,365,959
Cash Flows From Investing Activities
Promissory note	50,696		-
Purchase of hardware	-		(38,400)
Software license fee	-		(50,000)
Purchase of domain names	-		(10,175)
G-FED Deposit (Note 6 )	(500,000)		(500,000)
Shares and Advances under Asset Purchase Agreement		(1,473,336)	(1,515,694)
Website development costs		-	(1,000)
Purchase of office equipment		-	(6,519)
	(449,304)	(1,473,336)	(2,121,788)
(Decrease) Increase In Cash For The Period	(4,893)	2,980	-

Cash, Beginning Of Period	4,893	229	-

Cash, End Of Period	-	3,209	-

FORTUNA GAMING CORP.

(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO JANUARY 31, 2006

(Stated in U.S. Dollars)

	COMMON STOCK
			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-	“Not Reviewed”
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	6,000,000	$ 6,000				$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	20,000	20				20
Shares issued for cash at $0.01	7,300,284	7,300	65,703			73,003
Shares issued for cash at $0.15	703,295	703	104,790	($19,602)		85,891
Net loss for the period					$ (79,386)	$ (79,386)
Balance, October 31, 2002	14,023,579	$ 14,023	$ 170,493	($19,602)	$ (79,386)	$ (85,528)

Balance, October 31, 2002	14,023,579	$ 14,023	$ 170,493	($19,602)	$ (79,386)	$ (85,528)
Share subscriptions received				$19,602		19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	14,023,579	$ 14,023	$ 170,493	-	$ (170,073)	$ 14,443

Balance, October 31, 2003	14,023,579	$ 14,023	$ 170,493	-	$ (170,073)	$ 14,443
Shareholders’ Equity restated: 25 to 1 share consolidation
Shares issued for cash at $0.001	240,000	240	5,760			6,000
Shares issued to acquire mineral
Property interest at $0.001	800	1	19			20
Shares issued for cash at $0.01	292,019	292	72,711			73,003
Shares issued for cash at $0.15	28,132	28	105,465			105,493
Net loss to October 31, 2002					(79,386)	(79,386)
Net loss to October 31, 2003					(90.687)	(90,687)
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	560,951	$ 561	$ 183,955	-	$ (199,371)	$ (14,855)

Balance, October 31, 2004	560,951	$ 561	$ 183,955	-	$ (199,371)	$ (14,855)
Shares issued for S8 stock - cash and consultants’ fees	2,400,000	$2,400	81,600			84,000
Shares issued pursuant private Placement	2,886,672	2,887	1,440,449			1,443,336
Shares issued pursuant to Finder’s Fee	113,328	113	56,551			56,664
Shares issued pursuant Acquisition Agreement	6,000,000	6,000	24,000			30,000
Returned to Treasury	(6,000,000)	(6,000)	(24,000)			(30,000)
Balance prior to 10-1 share Consolidation	5,960,951	$ 5,961	$ 1,762,555	-	$ (199,371)	$ 1,569,145

Shareholders’ Equity restated: 10 – 1 share consolidation
Shares issued for cash at $0.001	24,000	$ 24	$ 5,976			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	80	0	20			20
Shares issued for cash at $0.01	29,202	29	72,974			73,003
Shares issued for cash at $0.15	2,813	3	105,490			105,493
Net loss to October 31, 2002					(79,386)	(79,386)
Net loss to October 31, 2003					(90,687)	(90,687)
Net loss to October 31, 2004					(29,298)	(29,298)
Shares issued for S8 stock - cash and consultants’ fees	240,000	240	83,760			84,000
Shares issued pursuant private Placement	288,667	289	1,443,047			1,443,336
Shares issued pursuant to Finder’s Fee	11,333	11	56,653			56,664
Shares issued pursuant Acquisition Agreement	600,000	600	29,400			30,000
Returned to Treasury	(600,000)	(600)	(29,400)			(30,000)
Balance after consolidation	596,095	$ 596	$ 1,767,920	-	$ (199,371)	$ 1,569,145
Shares issued pursuant Share Exchange Agreement	15,000,000	15,000	0			15,000
Shares issued for S8 stock – cash and consultants’ fees	17,600,000	17,600	70,400			88,000
Balance before 2 for 1 share split	33,196,095	$ 33,196	$ 1,838,320	-	$ (199,371)	$ 1,672,145

Shareholders’ Equity restated: 2 for 1 share split
Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487			105,493
Net loss to October 31, 2002					(79,386)	(79,386)
Net loss to October 31, 2003					(90,687)	(90,687)
Net loss to October 31, 2004					(29,298)	(29,298)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	83,520			84,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	52,800			88,000
Balance after 2 for 1 share split	66,392,190	$ 66,392	$ 1,805,124
Adjust to Transfer Agent	283	1	282			283
	66,392,473	$ 66,393	$ 1,805,406
Net loss for the period					(2,921,657)	(2,921,374)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,805,406	-	$(3,121,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,805,406	-	$(3,121,028)	$(1,249,229)
Commitment to issue shares - Funds recd prior to year end
Private Placement @ $1.00	1,190,000	$ 1,190	$ 1,188,810			$1,190,000
Private Placement @ $1.00	220,000	220	219,780			220,000
Private Placement @ $1.00	135,710	136	135,574			135,710
Private Placement @ $1.00	150,000	150	149,850			150,000
Balance subsequent to year end	68,088,183	$ 68,089	$ 3,499,420		$(3,121,028)	$ 446,481
Net loss for the period					(696,874)	(696,874)
Balance, January 31, 2006	68,088,183	$ 68,089	$ 3,499,420		$(3,817,902)	$(250,393)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

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