Form 10KSB/A
period 2005-10-31
Fortuna Gaming Corp.
filed 2006-09-19
CIK 1210536

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

September 18, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2005	2004

ASSETS

Current
Cash and cash equivalents	$4,893	$229
Prepaid expenses (Note 3)	333,787
Accounts receivable	16,179
Current portion of promissory note (Note 4)	21,804	-
	376,663	229

Long Term Portion of Promissory Note (Note 4)	50,696
Capital Assets (Note 5)	92,396

	$519,755	$229

LIABILITIES

Current
Accounts payable and accrued liabilities	$73,274	$15,084
Subscriptions of common shares (Note 6(e))	1,695,710
	$1,768,984	$15,084

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued:
66,392,473 common shares	66,393	561

Additional paid-in capital	1,905,406	183,955

Deficit Accumulated During The Development Stage	(3,221,028)	(199,371)
	(1,249,229)	(14,855)

	$519,755	$229

See the accompanying notes to the consolidated financial statements

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 14
	YEARS ENDED		2002 TO
	OCTOBER 31		OCTOBER 31
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Amortization	6,179	1,132	8,293
Consulting fees (Note 1(d))	861,452	-	869,411
Entertainment	8,202	-	8,202
Finders’ fees	56,664	-	56,664
License fees	4,248	-	4,248
Management fees (Note 4)	73,295	-	141,945
Office and sundry	3,462	5,938	20,189
Professional fees	44,950	15,054	114,676
Promotion (Note 1(d))	342,098	-	351,716
Regulatory	9,269	-	9,269
Telephone and communications	1,680	-	1,680
Travel	94,464	1,346	100,529

Loss before the following	1,505,963	23,470	1,686,822

Loss from discontinued operations

Mineral property option and exploration expenditures	-	423	13,107
Write down of web development costs	-	418	418
Write down of capital assets	-	4,987	4,987
Loss on write off of assets from discontinued business (Note 1(c))	1,515,694	-	1,515,694

Net Loss For The Period	$3,021,657	$29,298	$3,221,028

Basic And Diluted Loss Per Share -	$(0.08)	$(0.05)
Basic And Diluted Loss Per Share – with discontinued business	$(0.16)	$-

Weighted Average Number Of Shares Outstanding (Note 6g))	18,277,872	560,951

See the accompanying notes to the consolidated financial statements

FORTUNA GAMING CORP.

(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			Cumulative
			Period From
			Inception
	YEARS ENDED		March 14, 2002
	OCTOBER 31		To October 31,
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(3,021,657)	$(29,298)	$ (3,221,028)
Non-cash items:
Write down of web development costs	-	418	418
Write down of capital assets	-	4,987	4,987
Write-off of assets from discontinued business (Note 1 (c))	1,515,694		1,515,694
Amortization	6,179	1,132	8,293
	(1,499,784)	(22,761)	(1,691,636)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense	(333,787)		(333,787)
Current portion of promissory note receivable	(21,804)		(21,804)
Change in accounts receivable	(16,179)		(16,179)
Changes in accounts payable and accrued liabilities	58,190	5,552	73,274
Subscriptions in common shares	1,695,710		1,695,710
	(17,654)	(17,209)	(294,422)
Cash Flows From Financing Activities
Issue of common stock	65,832	-	250,348
Paid-in capital	1,721,451		1,721,451
	1,787,313	-	1,971,799
Cash Flows From Investing Activities
	-	-	-
Promissory note	(50,696)	-	(50,696)
Purchase of hardware	(38,400)	-	(38,400)
Software license fee	(50,000)	-	(50,000)
Purchase of domain names	(10,175)	-	(10,175)
Asset purchase from discontinued business (Note 1(c))	(1,515,694)	-	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)
	(1,664,965)	-	(1,672,484)

(Decrease) Increase In Cash For The Period	4,664	(17,209)	4,893

Cash, Beginning Of Period	229	17,438	-

Cash, End Of Period	$4,893	$229	$ 4,893

See the accompanying notes to the consolidated financial statements

FORTUNA GAMING CORP.

(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO OCTOBER 31, 2005

(Stated in U.S. Dollars)

	COMMON STOCK

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	112	184,404	-	(199,371)	(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	95,520			96,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)

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

On June 28, 2005, the Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited, a company incorporated under the laws of the United Kingdom, whereby the Company purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for 15,000,000 shares (pre 2 for 1 stock split that occurred on September 16, 2005) of the Company.  The shares issued pursuant to this transaction were held in escrow pursuant to the Closing, which occurred on August 31, 2005 – the date of incorporation of Fortuna Gaming (UK) Limited.  At the time of Closing, there were 18,196,095 (pre 2 for 1 stock split which occurred on September 16, 2005) shares issued and outstanding (596,095 plus 17,600,000 stock options exercised on July 8, 2005).  With the issuance of the 15,000,000 shares, this would have given the Company 54.8% of the 33,196,095 shares issued and outstanding.  With the Company maintaining 54.8% of the outstanding shares after the share exchange, the Company is the accounting acquirer in this transaction. The 15,000,000 shares were and continue to be restricted shares with no trading value. Since they cannot be traded, the value of the shares at the time of the transaction did not relate to the market value and thus using par value - $.001 was the most accurate price assigned to the shares. There is no market for the shares that were issued pursuant to the share exchange.  As such, there was no relation to the market price of the stock, and the only reasonable price was par value.

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

There are no Preferred Shares issued as of January 16, 2006.

c)

Share Exchange Agreement

On June 28, 2005, the Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited, a company incorporated under the laws of the United Kingdom, whereby the Company purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for 15,000,000 shares (pre 2 for 1 stock split that occurred on September 16, 2005) of the Company.  The shares issued pursuant to this transaction were held in escrow pursuant to the Closing, which occurred on August 31, 2005 – the date of incorporation of Fortuna Gaming (UK) Limited.  At the time of Closing, there were 18,196,095 (pre 2 for 1 stock split which occurred on September 16, 2005) shares issued and outstanding (596,095 plus 17,600,000 stock options exercised on July 8, 2005).  With the issuance of the 15,000,000 shares, this would have given the Company 54.8% of the 33,196,095 shares issued and outstanding.  With the Company maintaining 54.8% of the outstanding shares after the share exchange, the Company is the accounting acquirer in this transaction. The 15,000,000 shares were and continue to be restricted shares with no trading value. Since they cannot be traded, the value of the shares at the time of the transaction did not relate to the market value and thus using par value - $.001 was the most accurate price assigned to the shares. There is no market for the shares that were issued pursuant to the share exchange.  As such, there was no relation to the market price of the stock, and the only reasonable price was par value.

d)	Private Placements / Share Consolidation / Share Split

During the year, the Company issued the following common shares;

On December 5th, 2004, the Company issued 2,400,000 shares of common stock on options granted May 12, 2004 (the “measurement date”) to a consultant.  The measurement date price of $0.01 for the options granted reflected the trading value of the Company’s shares at the date of the grant. The gross proceeds to the Company of $96,000 reflects $24,000 (2,400,000 shares at $0.01) plus $72,000 in additional consulting fees.

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

On June 28, 2005, the Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited, a company incorporated under the laws of the United Kingdom, whereby the Company purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for 15,000,000 shares (pre 2 for 1 stock split that occurred on September 16, 2005) of the Company.  The shares issued pursuant to this transaction were held in escrow pursuant to the Closing, which occurred on August 31, 2005 – the date of incorporation of Fortuna Gaming (UK) Limited.  At the time of Closing, there were 18,196,095 (pre 2 for 1 stock split which occurred on September 16, 2005) shares issued and outstanding (596,095 plus 17,600,000 stock options exercised on July 8, 2005).  With the issuance of the 15,000,000 shares, this would have given the Company 54.8% of the 33,196,095 shares issued and outstanding.  With the Company maintaining 54.8% of the outstanding shares after the share exchange, the Company is the accounting acquirer in this transaction. The 15,000,000 shares were and continue to be restricted shares with no trading value. Since they cannot be traded, the value of the shares at the time of the transaction did not relate to the market value and thus using par value - $.001 was the most accurate price assigned to the shares. There is no market for the shares that were issued pursuant to the share exchange.  As such, there was no relation to the market price of the stock, and the only reasonable price was par value.

On July 8, 2005, the Company issued a total of 17,600,000 shares of common stock on options granted May 12, 2004 (the “measurement date”) to consultants.  The measurement date price of $0.01 for the options granted reflected the trading value of the Company’s shares at the date of the grant. The gross proceeds to the Company amounted to $176,000.

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

Prior to August 2005, the preparation of the financial statements and the disclosure of material changes to the Company were prepared by individuals that may not have been familiar with the disclosure requirements required under the Sarbanes Oxley Act.  The Company has engaged the services of consultants familiar with the disclosure requirements to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  In addition, a new accounting system has been implemented to capture accounting information in a timely and accurate manner. As the Company is still in the development stages, it does not have the resources to have total separation of duties.  However, to compensate, the quarterly financial statements are reviewed in detail with the CEO/CFO and management continues to follow and implement good corporate governance practices to ensure proper disclosure .

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

Exercise of Stock Options and Year-End Option Values

Under the North American General Resources Corp. Stock Option Plan, there were 20,000,000 shares available for options as of October 31, 2004.

On December 5th, 2004, the Company issued 2,400,000 shares of common stock on options exercised at a price of $0.01 per share to consultants; The gross proceeds to the Company were $24,000.  These options were granted on May 12, 2004 under the North American General Resources Corp. Stock Option Plan.

On July 8, 2005 the Company issued 17,600,000 shares on options exercised at $0.01 per share to consultants; the gross proceeds were $176,000.  These options were granted on May 12, 2004 under the North American General Resources Corp. Stock Option Plan.

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
Date: September 19, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Douglas Waugh
Douglas Waugh
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: September 19, 2006