Form 10QSB/A
period 2006-01-31
Fortuna Gaming Corp.
filed 2006-09-19
CIK 1210536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended FORM 10-QSB/A

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

(Unaudited – see Note 1)
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Fortuna Gaming Corp.

We have reviewed the accompanying balance sheet of Fortuna Gaming Corp. as of January 31, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Fortuna Gaming Corp. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

September 18, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2006

(Unaudited- see Note 1)
Stated in U.S. Dollars

	January 31,	October 31,
	2006	2005
ASSETS
Current
Cash and cash equivalents (Note 10(c))	$ -	$ 4,893
Prepaid expenses (Note 3)	149,560	333,787
Accounts receivable	-	16,179
Current portion of promissory note (Note 4)		21,804
	149,560	376,663

Long Term Portion of Promissory Note (Note 4)	-	50,696
Deposit – Acquisition (Note 6)	500,000	-
Capital Assets (Note 5)	85,467	92,396

	$ 735,027	$ 519,755
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 179,034	$ 73,274
Acquisition deposit loan (Note 7(a))	500,000
Demand loan (Note 7(b))	298,450
Interest payable	7,945	-
	985,429	73,274
STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Share subscriptions converted to common shares	-	1,695,710
Issued and Outstanding :
68,088,183 shares (Note 8)	68,089	66,393

Additional paid-in capital	3,599,420	1,905,406
Deficit Accumulated During The Development Stage	(3,917,911)	(3,221,028)
	(250,402)	(1,249,229

	$ 735,027	$ 519,755

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – see Note 1)

Stated in US Dollars

			Cumulative
			From Inception
	For the three months Ended January 31,		March 14, 2002
			To
	2006	2005	January 31, 2006
Revenue	-	-	-

Expenses
Amortization	6,930	284	15,223
Bank charges	45	-	45
Consulting fees	429,098	-	1,298,509
Entertainment	161	-	8,363
Finders’ fees	-	-	56,664
License fees	-	-	4,248
G-FED acquisition costs	121,624	-	121,624
Management fees (Note 4)	80,250		222,195
Interest expense	7,945		7,945
Office and sundry	3,902	4, 472	24,091
Professional fees	(2,266)	4,815	112,410
Promotion (Note 1(d))	4,544	-	356,260
Regulatory	4,667	-	13,936
Telephone and communications	3,738	-	5,418
Travel	36,246	-	136,775

Loss before the following	696,883	9 ,287	2,383,705

Loss from discontinued operations:

Mineral property option and exploration expenditures	-	-	13,107
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Loss on write off of assets from discontinued business (Note 1 c)	-	-	1,515,694

Net Loss For The Period	696,883	9 ,287	3,917,911

Basic And Diluted Loss Per Share	$ (0.01)	$ (0.01)

Weighted Average Number Of Shares Outstanding	66,982,285	11,960,951

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – see Note 1)

Stated in US Dollars

			Cumulative from
			Inception
	For the three months Ended January 31,		March 14, 2002
			to
	2006	2005	January 31,2006
Cash Flows From Operating Activities
Net loss for the period	$ (696,883)	$ (9,287)	$ (3,917,911)
Non-cash items:			1,515,694
Write off abandoned software investment	-	-
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Amortization	6,930		15,223
	(689,953)	(9, 287)	(2,381,589)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense	184,227	-	(149,560)
Current portion of promissory note receivable	21,804	-	-
Change in accounts receivable)	16,179		-
Change in accounts payable and accrued liabilities	105,759		179,033
Loan for G-FED deposit (Note 7(a) )	500,000	-	500,000
Demand loan (Note 7(b))	298,450	-	298,450
Change in interest payable	7,945		7,945
	444,411	(9,020)	(1,545,721)
Cash Flows From Financing Activities
Issue of common stock	1,696	1,485	252,044
Paid-in capital	1,694,014	1,483,851	3,415,465
Share subscriptions converted to common shares (Note 8(c) )	(1,695,710)	-	-
	-	1,485,336	3,667,509
Cash Flows From Investing Activities
Promissory note	50,696		-
Purchase of hardware	-		(38,400)
Software license fee	-		(50,000)
Purchase of domain names	-		(10,175)
G-FED Deposit (Note 6 )	(500,000)		(500,000)
Shares and Advances under Asset Purchase Agreement		(1,473,336)	(1,515,694)
Website development costs		-	(1,000)
Purchase of office equipment		-	(6,519)
	(449,304)	(1,473,336)	(2,121,788)
(Decrease) Increase In Cash For The Period	(4,893)	2,980	-

Cash, Beginning Of Period	4,893	229	-

Cash, End Of Period	-	3,209	-

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO JANUARY 31, 2006

(unaudited – see Note 1)
(Stated in U.S. Dollars)

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	112	184,404	-	(199,371)	(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	95,520			96,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant to Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)
Private Placements @ $1.00	1,695,710	$ 1,696	$ 1,694,014			1,695,710
Net loss for the period					(696,883)	(696,883)
Balance, January 31, 2006	68,088,183	$ 68,089	$ 3,599,420		$(3,917,911)	$(250,402)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005

(Unaudited – see Note 1)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

THESE INTERIM FINANCIAL STATEMENTS WERE NOT REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH ITEM 310 OF REGULATION S-B.  THE COMPANY IS IN THE PROCESS OF OBTAINING AN SAS 100 REVIEW.

The unaudited financial statements as of January 31, 2006  included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2004 audited financial statements and notes thereto.

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

On February 1, 2005 as noted under Subsequent Event Note 10 (a), a second $500,000 deposit was paid towards the G-FED acquisition.  Subject to the satisfactory completion of the Company’s due diligence examination, these deposits will be applied to the final purchase price upon Closing, anticipated to occur on or before May 15, 2006.

7.	ACQUISITION DEPOSIT AND DEMAND LOANS

a)

The Company issued a loan for $500,000 to a third party to fund the first G-FED deposit.  The loan is due in full on or before December 1, 2006 and bears interest at a rate of 10% per annum accrued monthly.

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