Form 10QSB/A
period 2006-04-30
Fortuna Gaming Corp.
filed 2006-09-19
CIK 1210536

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

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Fortuna Gaming Corp.

We have reviewed the accompanying balance sheet of Fortuna Gaming Corp. as of April 30, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Fortuna Gaming Corp. (A Development Stage Company).

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

Moore & Associates, Chartered

Las Vegas, Nevada

September 18, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2006

(Unaudited – see Note 1)
Stated in U.S. Dollars

	April 30,	October 31,
	2006	2005
ASSETS
Current
Cash and monies held in trust (Note 6, 9)	1,946,941	$ 4,893
Prepaid expenses	1,140	333,787
Advances receivable	53,123	16,179
Deposit – Acquisition (Note 5(a) (b))	1,000,000
Current portion of promissory note (Note 3)	-	21,804
	3,001,204	376,663

Long Term Portion of Promissory Note	-	50,696
Capital Assets (Note 4)	78,537	92,396

	$3,079,741	$ 519,755
LIABILITIES
Current
Accounts payable and accrued liabilities	646,781	$ 73,274
Acquisition deposit loan (Note 5 (a) (b), 6)	1,000,000	-
Notes payable - acquisition (Note 6, 9)	2,000,000	-
Demand loan (Note 5(c)	548,256	-
Private placement subscription	-	1,695,710
Interest payable	45,109	-
	4,240,146	1,768,984
STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued and Outstanding :
68,088,183 shares (Note 7)	68,089	66,393

Additional paid-in capital	3,599,420	1,905,406
Deficit Accumulated During The Development Stage	(4,827,914)	(3,221,028)
	(1,160,405)	(1,249,229)

	$3,079,741	$ 519,755

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited – see Note 1)
Stated in U.S. Dollars

					Cumulative From Inception March 14, 2002 to April 30, 2006

	THREE MONTHS ENDED APRIL 30		SIX MONTHS ENDED APRIL 30

	2006	2005	2006	2005
Revenue

Expenses
Amortization	6,930	284	13,859	284	22,151
Bank charges	194	-	248	-	248
Consulting fees	415,442	78,000	844,540	78,000	1,713,951
Entertainment	-	-	161	-	8,363
Finders’ fees	-	-	-	-	56,664
License fees	-	-	-	-	4,248
Management fees	22,470	-	102,720	-	244,665
Interest expense	37,164	-	45,109	-	45,109
Office and sundry	2,865	4,188	6,758	8,660	29,947
Professional fees	4,320	4,815	2,053	9,630	116,729
Promotion	477	-	5,021	-	356,737
Regulatory	12,069	-	16,736	-	26,005
Telephone and communications	1,844	-	5,582	-	7,262
Travel	5,232	-	41,477	-	142,006

Loss before the following	509,005	87,287	1,084,264	96,574	2,771,086

Loss from discontinued operations:
G-Fed acquisition costs	400,998		522,622		522,622
Mineral property option and Exploration expenditures	-		-		13,107
Write down of web development Costs	-		-		418
Write down of capital assets	-		-		4,987
Loss on write off of assets from Discontinued business	-				1,515,694

Net Loss for the Period	910,003	87,287	1,606,886	96,574	4,827,914

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of Shares outstanding	66,949,684	11,960,951	66,949,684	11,960,951

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited – see Note 1)
Stated in U.S. Dollars

	THREE MONTHS ENDED APRIL 30		SIX MONTHS ENDED APRIL 30		Cumulative March 14, 2002 to April 30, 2006

	2006	2005	2006	2005
Cash Flows from Operating Activities
Net loss for the period	(910,003)	(87,287)	(1,606,886)	(96,574)	(4,827,914)
Non-cash items:
Write off abandoned software Investment					1,515,694
Write down of web development costs					418
Write down of capital assets					4,987
S8 Stock issued for services		72,000		72,000
Amortization	6,930	284	13,859	284	22,153
	(903,073)	(15,003)	(1,593,027)	(24,290)	(3,284,662)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities
Change in prepaid expense	148,420		332,647		646,780
Current portion of promissory note receivable	-		21,804		(1,140)
Change in advances receivable	(53,123)		(36,944)		(53,123)
Demand loan	249,806		548,256		548,256
Share subscriptions received			(1,695,710)		-
Change in accounts payable and accrued liabilities	467,747	267	573,507	15,270	-
Change in interest payable	37,164		45,109		45,109
	(53,059)	(14,736)	(1,804,358)	(9,020)	(2,098,780)
Cash Flows from Financing Activities
Issue of common stock		1,485,336	1,696	1,485,336	252,044
Paid in capital			1,694,014		3,415,465
Acquisition deposit loan	500,000		1,000,000		1,000,000
Notes payable – acquisition	2,000,000		2,000,000		2,000,000
	2,500,000	1,485,336	4,695,710	1,485,336	6,667,509
Cash Flows from Investing Activities
Promissory notes	-		50,696		-
Purchase of hardware	-				(38,400)
Software license fee	-				(50,000)
Purchase of domain names					(10,175)
Acquisition deposits	(500,000)		(1,000,000)		(1,000,000)
Shares and advances under Asset Purchase Agreement		(1,473,336)		(1,473,336)	(1,515,694)
Website development costs					(1,000)
Purchase of office equipment					(6,519)
	(500,000)	(1,473,336)	50,696	(1,473,336)	(2,621,788)
(Decrease) Increase in Cash for The Period	1,946,941	2,980	1,942,048	2,980	1,946,941
Cash, Beginning of Period	-	229	4,893	229	-

Cash, End of Period	$1,946,941	$3,209	$1,946,941	$3,209

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO APRIL 30, 2006

(unaudited – see Note 1)
(Stated in U.S. Dollars)

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	112	184,404	-	(199,371)	(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	95,520			96,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant to Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(2,921,657)	(2,921,657)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)
Private Placements @ $1.00	1,695,710	$ 1,696	$ 1,694,014			1,695,710
Net loss for the period					(1,606,886)	(1,606,886)
Balance, April 30, 2006	68,088,183	$ 68,089	$ 3,599,420		$(4,827,914)	$(1,160,405)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

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

On June 28, 2005, the Company entered into a share exchange agreement with Fortuna Gaming (UK) Limited, a company incorporated under the laws of the United Kingdom, whereby the Company purchased all of the issued and outstanding shares of Fortuna Gaming (UK) Limited in exchange for 15,000,000 shares (pre 2 for 1 stock split that occurred on September 16, 2005) of the Company.  The shares issued pursuant to this transaction were held in escrow pursuant to the Closing, which occurred on August 31, 2005 – the date of incorporation of Fortuna Gaming (UK) Limited.  At the time of Closing, there were 18,196,095 (pre 2 for 1 stock split which occurred on September 16, 2005) shares issued and outstanding (596,095 plus 17,600,000 stock options exercised on July 8, 2005).  With the issuance of the 15,000,000 shares, this would have given the Company 54.8% of the 33,196,095 shares issued and outstanding.  With the Company maintaining 54.8% of the outstanding shares after the share exchange, the Company is the accounting acquirer in this transaction. The 15,000,000 shares were and continue to be restricted shares with no trading value. Since they cannot be traded, the value of the shares at the time of the transaction did not relate to the market value and thus using par value - $.001 was the most accurate price assigned to the shares. There is no market for the shares that were issued pursuant to the share exchange.  As such, there was no relation to the market price of the stock, and the only reasonable price was par value .

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

i)	Computer hardware – Cost - $38,400 less accumulated Amortization - $7,392.
ii)	Computer software – Cost - $50,000 less accumulated Amortization - $10,687.
iii)	Domain names – Cost - $10,175 less accumulated Amortization - $1,959.

5.	DEMAND LOANS - ACQUISITION DEPOSITS AND OPERATING LOANS

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