Form 10QSB
period 2006-07-31
Fortuna Gaming Corp.
filed 2006-09-19
CIK 1210536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

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

As of September 19, 2006 the issuer had 68,088,183 outstanding shares of Common Stock.

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

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Fortuna Gaming Corp.

We have reviewed the accompanying balance sheet of Fortuna Gaming Corp. as of July 31, 2006, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Fortuna Gaming Corp. (A Development Stage Company).

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

Moore & Associates, Chartered

Las Vegas, Nevada

September 18, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2006

(Unaudited)
Stated in U.S. Dollars

	July 31,	October 31,
	2006	2005
ASSETS	$	$
Current
Cash and monies held in trust (Note 6)	8,147	4,893
Prepaid expenses	1,140	333,787
Advances receivable	-	16,179
Current portion of promissory note (Note 3)	-	21,804
Total Current Assets	9,287	376,663

Long Term Portion of Promissory Note (Note 3)	-	50,696
Capital Assets (Note 4)	71,607	92,396

TOTAL ASSETS	80,894	519,755

LIABILITIES
Current
Accounts payable and accrued liabilities	302,905	73,274
Acquisition deposit loans (Note 5 (a) (b), 6)	267,740	-
Note payable - acquisition (Note 6)	60,000	-
Demand loan (Note 5(c))	749,473
Private placement subscription	-	1,695,710
Interest payable	73,191	-
Total Current Liabilities	1,453,309	1,768,984

TOTAL LIABILITIES	1,453,309	1,768,984

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued and Outstanding :
68,088,183 shares (Note 7)	68,089	66,393

Additional paid-in capital	3,599,420	1,905,406
Deficit Accumulated During The Development Stage	(5,039,924)	(3,221,028)
Total Stockholders’ Deficiency	(1,372,415)	(1,249,229)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	80,894	519,755

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)
Stated in U.S. Dollars

	THREE MONTHS ENDED JULY 31		NINE MONTHS ENDED JULY 31		Cumulative From Inception March 14, 2002 to July 31, 2006

	2006	2005	2006	2005
Revenue	$	$	$	$	$

Expenses
Amortization	6,930		20,789	284	29,082
Bank charges	17	-	265	-	265
Consulting fees	86,881	-	931,422	178,000	1,800,833
Entertainment	-	-	161	-	8,363
Finders’ fees	-	-	-	-	56,664
License fees	-	-	-	-	4,248
Management fees	36,000	-	138,720	-	280,665
Interest expense	27,036	-	72,145	-	72,145
Office and sundry	99	-	6,857	8,660	27,046
Professional fees	26,631	3,500	28,684	13,130	143,360
Promotion	-	-	5,021	-	356,737
Regulatory	4,836	-	21,572	-	30,841
Telephone and communications	2,234	-	7,815	-	9,495
Travel	11,916	-	53,393	-	153,922

Loss before the following	202,580	3,500	1,286,844	200,074	2,973,666

Loss from discontinued operations:
G-Fed acquisition costs	9,430		532,052		532,052
Mineral property option and Exploration expenditures	-		-		13,107
Write down of web development Costs	-		-		418
Write down of capital assets	-		-		4,987
Loss on write off of assets from Discontinued business	-				1,515,694

Net Loss for the Period	212,010	3,500	1,818,896	200,074	5,039,924

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of Shares outstanding	67,944,164	11,960,951	67,944,164	11,960,951

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
Stated in U.S. Dollars

	THREE MONTHS ENDED JULY 31		NINE MONTHS ENDED July 31		Cumulative March 14, 2002 to July 31, 2006

	2006	2005	2006	2005
Cash Flows from Operating Activities
Net loss for the period	(212,010)	(87,287)	(1,818,896)	(200,074)	(5,039,924)
Non-cash items:
Write off abandoned software Investment					1,515,694
Write down of web development costs					418
Write down of capital assets					4,987
S8 Stock		72,000		172,000
Amortization	6,930	284	20,789	284	29,083
	(205,080)	(15,003)	(1,798,107)	(27,790)	(3,489,742)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities
Change in prepaid expense	-		332,647		646,780
Current portion of promissory note receivable	-		21,804		(1,140)
Change in advances receivable	53,123		16,179		-
Share subscriptions received			(1,695,710)		-
Change in accounts payable and accrued liabilities	(343,875)	267	229,631	18,770	(343,875)
Acquisition deposit loan	(732,260)		267,740		267,740
Notes payable – acquisition	(1,940,000)		60,000		60,000
Demand loan	201,217		749,473		749,473
Change in interest payable	28,081		73,191		73,190
	(2,938,794)	(14,736)	(1,743,152)	(9,020)	(3,114,787)
Cash Flows from Financing Activities
Issue of common stock		1,485,336	1,696	1,558,336	252,044
Paid in capital			1,694,014		3,415,465
	-	1,485,336	1,695,710	1,558,336	4,744,722
Cash Flows from Investing Activities
Promissory notes	-		50,696		-
Purchase of hardware	-				(38,400)
Acquisition deposits	1,000,000				-
Software license fee	-				(50,000)
Purchase of domain names					(10,175)
Shares and advances under Asset Purchase Agreement		(1,473,336)		(1,473,336)	(1,515,694)
Website development costs					(1,000)
Purchase of office equipment					(6,519)
	1,000,000	(1,473,336)	50,696	(1,473,336)	(1,621,788)
(Decrease) Increase in Cash for The Period	(1,938,794)	2,980	3,254	75,980	8,147
Cash, Beginning of Period	1,946,941	229	4,893	229	-

Cash, End of Period	$8,147	$3,209	$8,147	$76,209	$8,147

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO JULY 31, 2006

(Stated in U.S. Dollars)

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL
		$	$	$	$	$
Shares issued for cash at $0.001	48,000	48	5,952			6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	112	184,404	-	(199,371)	(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	95,520			96,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant to Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)
Private Placements @ $1.00	1,695,710	$ 1,696	$ 1,694,014			1,695,710
Net loss for the period					(1,818,896)	(1,818,896)
Balance, July 31, 2006	68,088,183	$ 68,089	$ 3,599,420		$(5,039,924)	$(1,372,415)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

a)	Organization

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to July 31, 2006 of $5,039,924, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture prior to new management taking over the Company and $535,052 in 2006 related to legal, due diligence and accounting costs associated with the acquisition of G-Fed. To date, the company has generated no revenues. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At  July 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

i)	Computer hardware – Cost - $38,400 less accumulated Amortization - $10,128.
ii)	Computer software – Cost - $50,000 less accumulated Amortization - $14,156.
iii)	Domain names – Cost - $10,175 less accumulated Amortization - $2,684.

5.	ACQUISTION DEPOSIT AND DEMAND LOANS

a)

On December 4, 2005, the Company issued a Demand Loan for $500,000 to a third party to fund the first G-FED deposit.  After the collapse of the G-Fed transaction, effective May 3, 2006, $322,260 was repaid to the lender, leaving a principle balance owing of $177,740.  The loan is due in full on or before December 1, 2006 and bears interest at a rate of 10% per annum accrued monthly.

b)

On February 1, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the second G-FED deposit.  After the collapse of the G-Fed transaction, effective May 3, $410,000 was repaid to the lender, leaving a principle balance owing of $90,000.  The loan is due in full on or before February 1, 2007 and bears interest at a rate of 10% per annum accrued monthly.

The principle balance owing on the acquisition deposit loans in 5(a) and 5(b) amounts to $267,740.  The Company has not received a formal demand for payment of the outstanding principle from either lender and is relying on continued support from its lenders while it restructures its finances and pursues other business opportunities and acquisitions.

c)

The Company has received advances from lenders to cover operating costs.  Advances total $749,473 as at July 31, 2006 and are payable on demand and have no fixed terms of repayment.  The advances bear interest at a rate of 10% per annum accrued monthly.  The Company has not received a formal demand for payment of the outstanding principle from either lender and is relying on continued support from its lenders.

6.	G-FED ACQUISITION DEPOSIT AND PRIVATE PLACEMENT ADVANCES

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

The Company also received private placement advances, held in a lawyers’ trust account, totaling $2,000,000.  The funds were to be used as a down payment associated with the acquisition of G-FED.  As announced in a press release dated May 3, 2006, discussion relating to the purchase of the G-Fed group terminated. With the termination of the acquisition, $1,940,000 has been returned to the lenders, leaving a balance of $60,000 owing to one lender.  The Company has not received a formal demand for payment of the outstanding principle from the lender and is relying on continued support from its lender while it restructures its finances and pursues other business opportunities and acquisitions. The $60,000 note payable bears interest at a rate of 10% per annum accrued monthly.

With the termination of the proposed transaction, the Company and G-Fed’s management agreed to enter into discussions on a joint venture partnership basis.  As at July 31, 2006, a formal business relationship with the G-Fed group has not transpired.

The $1 million deposits less legal fees, advanced under the original Letter of Intent were returned to the Company and used to pay down demand loans as noted in Notes 5 (a) and (b).

7.	SHARE CAPITAL

a)	Authorized: 100,000,000 common shares with a par value of $0.001 per share 100,000,000 preferred shares with a par value of $0.001 per share

b)	Issued: As of July 31, 2006 the number of issued and outstanding common shares was 68,088,183. There are no Preferred Shares issued .

c)	Stock Option Plan

As at July 31, 2006, there were no stock options available.

d)	Weighted-average shares outstanding

Loss per share has been calculated using the weighted-average number of common shares outstanding during the period of 67,944,164.  Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti-dilutive.

8.	RELATED PARTY TRANSACTION

During the nine months ended July 31, 2006, there were no related party transactions.

9.	SUBSEQUENT EVENTS

a)

January 31, 2006 and April 30, 2006 Quarterly Financial Statements

On August 23, 2006, the Securities and Exchange Commission notified the Company that it’s January 31, 2006 and April 30, 2006 quarterly financials were not reviewed by an independent accountant in accordance with ITEM 310 of Regulation S-B.  These statements have now been reviewed by the Company’s independent accountants and have been filed to cure the deficiency.

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Outlook and Summary

Over the past 4-6 months, the Company continues to identify strategic initiatives that will position it for the future.  Although the acquisition of the G-FED group did not materialize, management has determined that significant opportunities are available to the Company on a go forward basis.

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

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the three quarters ended July 31, 2005 and 2006.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2005 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss from March 14, 2002 (inception) to July 31, 2006 of $5,039,924 , which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $532,052.  To date the Company is still in the development stage and has no sales. Our future is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Results of Operations for the Nine Months Ended July 31, 2006 and July 31, 2005.

In letters dated April 4, 2006, June 5, 2006 and July 6, 2006, the Company received comments from the Securities and Exchange Commission (“SEC”) with respect to the disclosure of certain transactions included in the October 31, 2005 annual financial statement and January 31, 2006 and April 30, 2006 quarterly financial statements. As a result of this review, the Company has amended these statements to expand its disclosure and accounting treatment relating to the Share Exchange Agreement, the compensation paid to consultants in the form of stock options, the change of auditors and the systems in place regarding internal controls.  The Company has issued amended financials statements for these periods to include more detailed disclosure and has decided to amend the way it priced stock options granted May 12, 2004. Please refer to amended 10KSB Note 6(d) of the October 31, 2005 financial statements.  The impact of the re-pricing of the stock options at the measurement date was to increase consulting fees by $100,000 for the year ended October 31, 2005, increasing the loss for the year from $2,921,657 to $3,021,657.

Prior to June 2005 the Company was engaged in the financial services sector, after which it underwent a re-organization and change in management and business direction.  The three and nine months ended July 31, 2006 bears little relevance to the three and nine month period ended  July 31, 2006.  Thus an analysis is not relevant with respect to period over period comparatives.

As the Company is a Development Stage Company, we have not earned any revenues to date.  We do not anticipate earning any revenues in the near future.

We incurred operating expenses in the amount of $1,818,896 for the nine months ended July 31, 2006 which includes: (a) $931,422 in consulting and marketing fees, (b) $532,052 in G-FED acquisition and due diligence expenses (c) $138,720 in management fees (d) $53,393 in travel expenses (e) $72,145 in interest costs relating to various demand loans (f) $28,684 in professional fees and (g) 62,480 in office, regulatory and general expenses.

We receive management services from a third party handling regulatory reporting, accounting, banking, risk management and marketing support and includes the rental of office space for use by consultants.  The management fees are billed monthly.

Net Loss

Our Loss for the nine months ended July 31, 2006 amounted to $1,818,896 compared to a loss of $200,074 for the same period in fiscal 2005.  We have incurred a net loss in the amount of $5,039,924 from inception to July 31, 2006 which includes the write off of our investment in MoneyFlow Canada.

Results of Operations for the Three Months Ended July 31, 2006 and July 31, 2005.

For the three months ended July 31, 2006, we incurred operating expenses in the amount of $212,010 as compared to $3,500 for the same period in 2005.  Operating costs for the three months ended July 31, 2006 includes: (a) $86,881 in consulting and marketing fees, (b) $9,430 in G-FED acquisition and due diligence expenses (c) $36,000 in management fees (d) $27,036 in interest costs relating to various demand loans (f) $26,631 in professional fees and (g) 26,032 in office, regulatory and general expenses.

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

We have incurred a net loss of $5,039,924 from March 14, 2002 (inception) to July 31, 2006, and have earned no revenue to date.  We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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