Form 10KSB
period 2006-10-31
Fortuna Gaming Corp.
filed 2007-01-29
CIK 1210536

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended October 31, 2006

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49995

FORTUNA GAMING CORP.
(Name of small business issuer in its charter)

NEVADA	98-0389183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bornstr 5
20146
Hamburg, Germany
(Address of principal executive offices)

Issuer’s Telephone Number
011 49 211 5838 8018

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

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of January 25, 2007, 2006 is NIL

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of January 25, 2007 the issuer had outstanding 68,085,676 shares of Common Stock.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Click here for printer-friendly PDF version

FORTUNA GAMING CORP.
ANNUAL REPORT ON FORM 10-KSB

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

CORPORATE ORGANIZATION – History and Development

Fortuna Gaming Corp. (“the “Company”) is a Development Stage Company, which had an interest in investing in the on-line and wireless gaming entertainment sector.  In June 2005, we brought in new management and a team of consultants to re-organize the company and seek out potential investments and technology partners within this sector.  To date, we have not generated any revenues or processed any transactions.

On June 28, 2005 we entered into a share exchange agreement with Fortuna Gaming (UK) Limited (“Fortuna”) and a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of our Company from MoneyFlow Capital Corporation to Fortuna Gaming Corp.  Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited both headquartered in London, England, wholly owned subsidiaries of the Company were incorporated to acquire and operate online gaming companies.  Fortuna Gaming (UK) Limited was incorporated on August 31, 2005.  Fortuna Gaming Corp. Limited was incorporated on February 7, 2006.  To date, both Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited have not generated any revenues.

Fortuna’s acquisition strategy was to acquire complimentary medium sized internet gaming companies operating in legal jurisdictions which would have provided a rich entertainment experience for customers while adding shareholder value.  In addition to seeking out acquisitions, the Company licensed gaming software from third party software providers.

Although the Company entered into a licensing arrangement with G.I. ENTERPRISES, LTD., of KN Nevis, West Indies  on November 8, 2006, with enactment of recent legislation in the US prohibiting or otherwise restricting the use of electronic payment processing of online bets from US Citizens, management is now reassessing if it is feasible from an economic, legal and risk perspective to continue its online gaming efforts versus pursuing other business initiatives outside the gaming industry.

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

OPERATIONAL PLAN

Fortuna Gaming Corp., a development stage company, with subsidiaries incorporated in the United Kingdom (Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited) was initially established to pursue acquisitions in the online gaming business. On November 8, 2006, Fortuna Gaming (UK) Limited entered into a Software License Agreement (“Agreement”) with G.I. ENTERPRISES, LTD., of KN Nevis, West Indies (the “Licensor”). Under the terms of the Agreement, Fortuna acquired a non exclusive license to both Poker and Casino Software developed by the Licensor.  As of the date of this report, no revenues have been generated through Agreement.

With enactment of recent legislation in the US prohibiting or otherwise restricting the use of electronic payment processing of online bets from US citizens, management is now reassessing the long term strategy of continuing its online gaming efforts versus pursuing business opportunities outside of the gaming industry.

To preserve cash and cut costs, we have terminated consulting agreements and management services.   Management will focus its efforts over the next six to twelve months towards raising funds to pay down debt, restructure its operations and pursue other business opportunities, joint ventures and acquisitions.

Research and Development Expenditures

As we are in the start-up stage of our new business, the Company and Fortuna have engaged the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to October 31, 2006 included raising equity and debt financing, developing our overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

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

No matters were submitted to a vote of security holders during the fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “FGAM”. This trading symbol is in accordance with the recent corporate name change from MoneyFlow Capital Corporation (“MFCC”) to Fortuna Gaming Corp. The following table indicates the high and low bid prices of our common shares during the calendar periods indicated:

QUARTER	HIGH ($)	LOW($)
1st Quarter 2005	1.56	.99
2nd Quarter 2005	1.13	.25
3rd Quarter 2005	5.05	.22
4th Quarter 2005	1.29	.54
1st Quarter 2006	1.01	.32
2nd Quarter 2006	0.70	.16
3rd Quarter 2006	0.26	.045
4th Quarter 2006	0.29	.08

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

Holders of Our Common Stock

On December 18, 2006 we had 81 registered shareholders holding 68,085,676 shares of our common stock.

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

Recent Sales of Unregistered Securities

During the current fiscal year, we did not complete any sales of securities that were not registered pursuant to the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Fortuna Gaming Corp., with subsidiaries incorporated in the United Kingdom (Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited) was initially established to pursue acquisitions in the online gaming business. With enactment of recent legislation in the US prohibiting or otherwise restricting the use of electronic payment processing of online bets from US citizens, management is now reassessing the long term strategy of continuing its online gaming efforts or to entertain other business initiatives.

To preserve cash and cut costs, we have terminated consulting agreements and management services.   Management will focus its efforts over the next six to twelve months towards raising funds to pay down debt, restructure its operations and pursue other business opportunities, joint ventures and acquisitions.

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended October 31, 2006 and 2005.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB.

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

e.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2006, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from March 14, 2002 (inception) to October 31, 2006 of $5,199,088 which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974.  To date the Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Results of Operations for the Year Ended October 31, 2006

In letters dated April 4, 2006, June 5, 2006 and July 6, 2006, the Company received comments from the Securities and Exchange Commission (“SEC”) with respect to the disclosure of certain transactions included in the October 31, 2005 annual financial statement and January 31, 2006 and April 30, 2006 quarterly financial statements. As a result of this review, the Company amended and re-filed these statements to expand its disclosure and accounting treatment relating to the Share Exchange Agreement, the compensation paid to consultants in the form of stock options, the change of auditors and the systems in place regarding internal controls.  On September 19, 2006, the Company filed amendments to its October 31, 2005 10-KSB, January 31, 2006 10-QSB and April 30, 2006 10-QSB that incorporate expanded disclosure pursuant to comments received by the Securities and Exchange Commission.  The amended January 31, 2006 and April 30, 2006 and July 31, 2006 10-QSB’s were reviewed by an independent accountant to comply with Item 310(6) of Regulation S-B.

The impact of the re-pricing of the stock options awarded to consultants at the measurement date increased consulting fees by $100,000 for the year ended October 31, 2005, increasing the loss for the year from $2,921,657 to $3,021,657.  See Note 1 of the October 31, 2006 consolidated financial statements - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS.

We incurred general operating expenses in the amount of $1,552,669 for the year ended October 31, 2006 compared to $1,505,963 for the preceding year, an increase of $46,706 or 3.10%.   General operating expenses for 2006 includes: (a) $1,173,692 in consulting fees compared to $861,452 for the same period in 2005.  Included in the figure of $1,173,692, is $298,437 in consulting fees associated with services prepaid as at October 31, 2005 (b) $52,109 in professional fees compared to $44,950 for the same period in 2005 (c) $102,720 in management fees compared to $73,295 in 2005 (d) $100,630 in interest expense associated with demand loans entered into throughout the year relating to the G-Fed transaction and to cover operating costs (e) $22,286 in regulatory costs versus $9,269 relating to the amendments and re filing of the Company’s annual and quarterly interim financial statements (f) $53,394 in travel as compared to $94,464 for the same period in 2005 and $47,838 in other.

In addition to incurring general operating expenses, we incurred $364,974 in costs associated with the planned acquisition of the G-Fed group of companies.  As disclosed on May 3, 2006, negotiations stalled and the parties agreed to terminate the transaction. These costs included $254,714 in legal fees associated with conducting due diligence, negotiations and preparing contracts and documents; $97,011 in accounting fees and professional fees associated with a planned listing on the Alternative Market of the London Stock Exchange to fund the G-Fed acquisition; and $13,249 relating to travel, courier and disbursements.

The Company’s license with Mobile Gaming Now (MGN) was cancelled on October 1, 2006 and accordingly, the software (license) and hardware related to this business segment were written off in 2006, creating a book loss of $57,911.

Net loss for the year amounted to $1,975,554 as compared to a net loss of $3,021,657 for the same period 2005.  Included in the $3,021,657 loss for 2005 was a write off of assets from discontinued business venture in the amount of $1,515,694.

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

We incurred operating expenses in the amount of $1,505,963 for the year ended October 31, 2005 which includes: (a) $861,452 in consulting fees, (b) $342,098 in promotional fees, (c) $73,295 in management fees (d) $44,950 in professional fees, and (e) $94,464 travel expenses.

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

Net Loss

Loss before discontinued operations amounted to $1,505,963 compared to a loss of $29,298 in the previous year.  Net loss after discontinued operations (as explained above) amounted to $2,921,657.  We have incurred a net loss in the amount of $3,221,028 from inception to October 31, 2005, which includes the write off of our investment in MoneyFlow Canada.

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

We have incurred a net loss of $5,199,088 for the period from March 14, 2002 (inception) to October 31, 2006, and have no revenue to date. As of October 31, 2006, we had cash in the amount of $8,147.  We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

Audited Consolidated Financial Statements for the year ending October 31, 2006

Consolidated Balance Sheets	F-3

Consolidated Statements of Loss	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statement of Shareholders’ Equity	F-6

Notes to Consolidated Financial Statements	F-7

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

OCTOBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fortuna Gaming Corp.

(Formerly MoneyFlow Capital Corporation)

(A development stage company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Fortuna Gaming Corp. (formerly MoneyFlow Capital Corporation) (A development stage company) and Fortuna Gaming (UK) Limited as of October 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on March 14, 2002 through October 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortuna Gaming Corp. (formerly MoneyFlow Capital Corporation) (A development stage company) and Fortuna Gaming (UK) Limited as of October 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and  from inception on March 14, 2002 through October 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1d to the financial statements, the Company’s recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1d.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

January 22, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2006	2005
		(Restated –Note 1)
ASSETS
Current
Cash and cash equivalents	$8,147	$4,893
Prepaid expenses (Note 4)	740	333,787
Accounts receivable	-	16,179
Current portion of promissory note	-	21,804
	8,887	376,663

Long Term Portion of Promissory Note	-	50,696
Capital Assets (Note 5)	6,766	92,396

	$15,653	$519,755

LIABILITIES
Current
Accounts payable and accrued liabilities	$341,088	$73,274
Acquisition deposits and demand loans (Note 6(a) (b))	267,740	-
Promissory note (Note 6(d))	60,000	-
Demand loan (Note 6(c))	776,729	-
Interest payable	101,676	-
Subscriptions of common shares	-	1,695,710
	$1,547,233	$1,768,984

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued:
68,085,676 common shares (Note 7(e))	68,086	66,393
Additional paid-in capital	3,596,915	1,905,406

Deficit Accumulated During The Development Stage	(5,196,581)	(3,221,028)
	(1,531,580)	(1,249,229)

	$15,653	$519,755

See the accompanying notes to the consolidated financial statements

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 14
	YEARS ENDED		2002 TO
	OCTOBER 31		OCTOBER 31
	2006	2005	2006
		(Restated – Note 1)
Revenue	$-	$-	$-

Expenses
Amortization	27,719	6,179	36,012
Bank charges	265	-	265
Consulting fees (Note 2(d))	1,173,692	861,452	2,043,103
Entertainment	161	8,202	8,363
Finders’ fees	-	56,664	56,664
License fees	-	4,248	4,248
Interest expense	100,630	-	100,630
Management fees	102,720	73,295	244,665
Office and sundry	6,857	3,462	27,045
Professional fees	52,109	44,950	166,785
Promotion	5,021	342,098	356,737
Regulatory	22,286	9,269	31,555
Telephone and communications	7,815	1,680	9,495
Travel	53,394	94,464	153,923

Loss before the following	1,552,669	1,505,963	3,239,490

Loss from discontinued operations
G-Fed acquisition costs	364,974	-	364,974
Mineral property option and exploration expenditures		-	13,107
Write down of web development costs		-	418
Write down of capital assets		-	4,987
Write off of licensee fee and related hardware (Note 5)	57,911	-	57,911
Loss on write off of assets from discontinued business (Note 2(c))	-	1,515,694	1,515,694

Net Loss For The Year	$1,975,554	$3,021,657	$5,196,581

Basic And Diluted Loss Per Share -	$(0.02)	$(0.08)
Basic And Diluted Loss Per Share – with discontinued business	$(0.03)	$(0.16)

Weighted Average Number Of Shares Outstanding (Note 7(g))	67,806,929	18,277,872

See the accompanying notes to the consolidated financial statement

FORTUNA GAMING CORP.

(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			Period From
			Inception
	YEARS ENDED		March 14, 2002
	OCTOBER 31		To October 31,
	2006	2005	2006
		(Restated – Note 1)
Cash Flows From Operating Activities
Net loss for the period	$(1,975,554)	$(3,021,657)	$ (5,196,581)
Non-cash items:
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,986
Write off of licensee fee and related hardware (Note 5)	57,911		57,911
Write-off of assets from discontinued business (Note 1 (c))	-	1,515,694	1,515,694
Amortization	27,719	6,179	36,012
	(1,889,924)	(1,499,784)	(3,581,560)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense	333,046	(333,787)	(740)
Current portion of promissory note receivable	21,804	(21,804)	-
Change in accounts receivable	16,179	(16,179)	-
Changes in accounts payable and accrued liabilities	267,815	58,190	341,088
Share subscriptions received	(1,695,710)	1,695,710	-
Acquisition deposit loan	267,740		267,740
Notes payable – acquisition	60,000		60,000
Demand loan	776,729		776,729
Change in interest payable	101,676		101,676
	(1,740,644)	(117,654)	(2,035,066)
Cash Flows From Financing Activities
Issue of common stock	1,693	65,832	252,041
Paid-in capital	1,691,509	1,721,451	3,412,960
	1,693,202	1,787,283	3,665,001
Cash Flows From Investing Activities
Promissory note	50,696	(50,696)	-
Purchase of hardware	-	(38,400)	(38,400)
Software license fee	-	(50,000)	(50,000)
Purchase of domain names	-	(10,175)	(10,175)
Asset purchase from discontinued business (Note 1(c))	-	(1,515,694)	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)
	50,696	(1,664,965)	(1,621,788)

(Decrease) Increase In Cash For The Period	3,254	4,664	8,147
Cash, Beginning Of Period	4,893	229	-
Cash, End Of Period	$8,147	$4,893	$ 8,147

See the accompanying notes to the consolidated financial statements

FORTUNA GAMING CORP.

(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002, TO OCTOBER 31, 2006

(Stated in U.S. Dollars)

	COMMON STOCK

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	112	184,404	-	(199,371)	(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	95,520			96,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)
Private Placements - $1.00	1,695,710	1,696	1,694,014			1,695,710
Adjust to Transfer Agent (Note 7(e))	(2,507)	(2)	(2,505)			(2,507)
Net loss for the period					(1,975,554)	(1,975,554)
Balance, October 31, 2006	68,085,676	$68,086	$3,596,915		$(5,196,581)	$(1,531,580)

FORTUNA GAMING CORP.
(Formerly MoneyFlow Capital Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

1.	RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

This note should be read in conjunction with Note 2 of the Notes to Consolidated Financials Statements in the Company’s Annual Report on Form 10KSB/A for the year ended October 31, 2005.

In response to comments received from the Securities and Exchange Commission, Division of Corporate Finance, the Company amended its October 31, 2005 10 KSB.  These amended reports were filed with the Securities and Exchange Commission on September 19, 2006.

a)	The nature of adjustment which impacted the Company’s October 31, 2005 figures is listed below:

On October 31, 2005 financial statements have been amended to re-price stock options that were granted to consultants on May 14, 2004 and exercised on December 5, 2004 and July 8, 2005.  The original price used on May 14, 2004 was $0.005 when the market price was $0.01, a 50% discount to the market and/or “measurement date” price. The Company has now re-priced the shares at the date of grant to reflect the market value of the shares at $0.01 per share. The amended October 31, 2005 financial statements (Consolidated Statement of Shareholders’ (Deficiency) Equity was changed to reflect the difference in pricing (a) 2,400,000 times ($0.01 minus $0.005) or $12,000 and (b) 17,600,000 times ($0.01 minus $0.005) or $88,000 for a total increase in consulting fees of $100,000 charged to the statement of operations. The amended financial statements incorporate the revised disclosure under note 6 (d) and the CONSOLIDATED BALANCE SHEETS, CONSOLIDATED STATEMENTS OF OPERATIONS; CONSOLIDATED STATEMENTS OF CASH FLOWS and CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIENCY) EQUITY.  The result of the re-pricing of the options increased the consulting fees to $861,452 from $761,452, as previously reported and the net loss for the period to $3,021,657 from $2,921,657.  Paid-in capital in the amended Consolidated Statement of Shareholders’ (Deficiency) Equity increased from $83,520 to $95,520 and from $88,000 to $176,000 to reflect the measurement date pricing for these two transactions.

2,400,000 Common shares Issued to Consultants December 5, 2005

On December 5th, 2004, the Company issued 2,400,000 shares of common stock on options granted May 12, 2004 (the “measurement date”) to a consultant.  The measurement date price of $0.01 for the options granted reflected the trading value of the Company’s shares at the date of the grant. The gross proceeds to the Company of $96,000 reflect $24,000 (2,400,000 shares at $0.01) plus $72,000 in additional consulting fees.

17,600,000 Common shares Issued to Consultants July 8, 2005

On July 8, 2005, the Company issued a total of 17,600,000 shares of common stock on options granted May 12, 2004 (the “measurement date”) to consultants.  The measurement date price of $0.01 for the options granted reflected the trading value of the Company’s shares at the date of the grant. The gross proceeds to the Company amounted to $176,000.

b)	The following table shows the impact of the restatements.

Consolidated Statement of Operations as at October 31, 2005
	As previously reported	As adjusted

Consulting fees	761,452	861,452
Loss before the following	1,405,963	1,505,963
Net loss for the period	2,921,657	3,021,657

Consolidated Balance Sheets as at October 31, 2005
	As previously reported	As adjusted

Additional paid-in capital	1,805,406	1,905,406
Deficit accumulated during the development stage	(3,121,028)	(3,221,028)

2.	NATURE OF OPERATIONS

a)	Organization

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

The accompanying consolidated financial statements reflect the operations of Fortuna Gaming Corp. and its wholly owned subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

As the Company is in the start-up stage, Fortuna Gaming Corp. and its subsidiaries engaged the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to October 31, 2006 included legal, due diligence and accounting associated with the acquisition of GFED, raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

e)	G-FED Acquisition Deposit and Private Placement Advances

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

With the termination of the proposed transaction, the Company and G-FED’s management agreed to enter into discussions on a joint venture partnership basis.  As at October 31, 2006, a formal business relationship with the G-FED group has not transpired.

The $1 million deposits less legal fees, advanced under the original Letter of Intent were returned to the Company and used to pay down demand loans as noted in Notes 6 (a) and (b).

f)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to October 31, 2006 of $5,196,581 which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture prior to new management taking over the Company and $364,974 in 2006 related to legal, due diligence and accounting costs associated with the acquisition of GFED.  To date, the Company has no revenues. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.	PREPAID EXPENSES

Prepaid expense in the amount of $740 is the balance of an advanced legal retainer held in trust on behalf of the Company.  These funds will be applied against future legal expenses.

5.	CAPITAL ASSETS

The Company’s license with MGN was cancelled on October 1, 2006 and accordingly, the software (license) and hardware related to this business segment were written off in 2006, creating a book loss of $57,911.

Net book value of Capital Assets consists of a domain name, with a book value of $6,766 as at October 31, 2006.

Domain assets are amortized on the declining balance basis at the rate of 30% per annum, prorated from the date purchased.

i)	Domain names – Cost of $10,175 less accumulated amortization of $3,409

6.	LOANS PAYABLE AND PROMISSORY NOTE

(a)

On December 4, 2005, the Company issued a Demand Loan for $500,000 to a third party to fund the first G-FED deposit.  After the collapse of the G-Fed transaction, effective May 3, 2006, $322,260 was repaid to the lender, leaving a principle balance owing of $177,740.  The loan is due in full on or before February 1, 2007 and bears interest at a rate of 10% per annum accrued monthly.

(b)

On February 1, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the second G-FED deposit.  After the collapse of the G-Fed transaction, effective May 3, 2006, $410,000 was repaid to the lender, leaving a principle balance owing of $90,000.  The loan is due in full on or before February 1, 2007 and bears interest at a rate of 10% per annum accrued monthly.

The principle balance owing on the acquisition deposit loans in 6 (a) and 6 (b) amounts to $267,740.  The Company has not received a formal demand for payment of the outstanding principle from either lender and is relying on continued support from its lenders while it restructures its finances and pursues other business opportunities and acquisitions.

(c)

The Company has received advances from a third party to cover operating costs.  Advances total $776,729 as at October 31, 2006 and are payable on demand and have no fixed terms of repayment.  The advances bear interest at a rate of 10% per annum accrued monthly.  The Company has not received a formal demand for payment of the outstanding principle from this lender and is relying on continued support from the lender to allow it to restructure its finances.

(d)

The Company received private placement advances, held in a lawyers’ trust account, totaling $2,000,000.  The funds were to be used as a down payment associated with the acquisition of G-Fed.  As announced in a press release dated May 3, 2006, discussion relating to the purchase of the G-Fed group terminated. With the termination of the acquisition, $1,940,000 has been returned to the lenders, leaving a balance of $60,000 owing to one lender.  The Company has not received a formal demand for payment of the outstanding principle from the lender and is relying on continued support from this lender while it restructures its finances and pursues other business opportunities and acquisitions. The $60,000 Promissory Note bears interest at a rate of 10% per annum accrued monthly.

7.	SHARE CAPITAL

a)	Authorized: 100,000,000 common shares with a par value of $0.001 per share 100,000,000 preferred shares with a par value of $0.001 per share

b)

Issued:

As of October 31, 2006 the number of issued and outstanding common shares was 68,085,676.

As of January 25, 2007 the number of issued and outstanding common shares is 68,085,676.

There are no Preferred Shares issued as of January 25, 2007.

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

d)

On October 31, 2005 financial statements have been amended to re-price stock options that were granted to consultants on May 14, 2004 and exercised on December 5, 2004 and July 8, 2005.  The original price used on May 14, 2004 was $0.005 when the market price was $0.01, a 50% discount to the market and/or “measurement date” price. The Company has now re-priced the shares at the date of grant to reflect the market value of the shares at $0.01 per share. The amended October 31, 2005 financial statements (Consolidated Statement of Shareholders’ (Deficiency) Equity was changed to reflect the difference in pricing (a) 2,400,000 times ($0.01 minus $0.005) or $12,000 and (b) 17,600,000 times ($0.01 minus $0.005) or $88,000 for a total increase in consulting fees of $100,000 charged to the statement of operations. The amended financial statements incorporate the revised disclosure under note 7 (d) and the CONSOLIDATED BALANCE SHEETS, CONSOLIDATED STATEMENTS OF OPERATIONS; CONSOLIDATED STATEMENTS OF CASH FLOWS and CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIENCY) EQUITY.  The result of the re-pricing of the options increased the consulting fees to $861,452 from $761,452, as previously reported and the net loss for the period to $3,021,657 from $2,921,657.  Paid-in capital in the amended Consolidated Statement of Shareholders’ (Deficiency) Equity increased from $83,520 to $95,520 and from $88,000 to $176,000 to reflect the measurement date pricing for these two transactions.

2,400,000 Common shares Issued to Consultants December 5, 2005

On December 5th, 2004, the Company issued 2,400,000 shares of common stock on options granted May 12, 2004 (the “measurement date”) to a consultant.  The measurement date price of $0.01 for the options granted reflected the trading value of the Company’s shares at the date of the grant. The gross proceeds to the Company of $96,000 reflect $24,000 (2,400,000 shares at $0.01) plus $72,000 in additional consulting fees.

17,600,000 Common shares Issued to Consultants July 8, 2005

On July 8, 2005, the Company issued a total of 17,600,000 shares of common stock on options granted May 12, 2004 (the “measurement date”) to consultants.  The measurement date price of $0.01 for the options granted reflected the trading value of the Company’s shares at the date of the grant. The gross proceeds to the Company amounted to $176,000.

e)

Adjustment Made to Balance to Transfer Agent

Effective September 28, 2006, the Company’s Transfer Agent, West Coast Stock Transfer, sold its business assets to Continental Stock Transfer and Trust Company.  As part of this transition, it was determined that the number of shares issued and outstanding as at October 31, 2006 per West Coast Stock Transfer detail report did not agree with the Company figures due primarily to the rounding of numbers associated with a previous stock consolidation (1 for 10 - July 5, 2005) and stock split transaction (2for 1 - September 16, 2005).  As a result of this analysis, a 2,507 adjustment was made to the Company’s records to reduce the issued and outstanding common shares from 68,088,183 to 68,085,676.  The accounting treatment to record this adjustment reduced common shares by $2 and additional paid-in capital by $2,505.

f)	Pursuant to a private placement transaction that took place during fiscal 2005, the Company issued 1,695,710 common shares pursuant to subscriptions received at October 31, 2005.

g)	Stock Option Plan

As at October 31, 2006, there were no stock options available.

h)	Weighted-average shares outstanding

Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 67,806,929.  Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti-dilutive.

8.	RELATED PARTY TRANSACTION

During the year, there were no related party transactions.

9.	SUBSEQUENT EVENTS

On November 8, 2006, Fortuna Gaming (UK) Limited entered into a Software License Agreement (“Agreement”) with G.I. ENTERPRISES, LTD., of KN Nevis, West Indies (the “Licensor”). Under the terms of the Agreement, the Company has acquired a non exclusive license to both Poker and Casino Software developed by the Licensor.

With enactment of recent legislation in the US prohibiting or otherwise restricting the use of electronic payment processing of online bets from US citizens, management is now reassessing the long term strategy of continuing its online gaming efforts or to entertain other business initiatives.  As a result of this issue, management has decided to wind down its two UK based subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited.  From the date of incorporation to the date of this report both UK subsidiaries have not generated any revenues.

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

The Company has engaged the services of consultants familiar with the disclosure requirements to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  As the Company is still in the development stages, it does not have the resources to have total separation of duties.  However, to compensate, the quarterly and annual financial statements are reviewed in detail with the CEO/CFO, the Company’s accountant and management continues to follow and implement good corporate governance practices to ensure proper disclosure.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Name	Age	Office(s) Held

Richard Nikolaus Ritter Von Raffay	53	Director, President, Treasurer , Secretary
		Chief Executive Officer &
		Chief Financial Officer

Richard Von Raffay, was appointed president, secretary, treasurer and director October 1, 2006.  Mr. Von Raffay has a Master of Business Administration from the Hamburg University for Economics and Politics and studied management economics and law at the University of Hamburg, law faculty.  During his career, Mr. Von Raffay has acted as the Managing Director of Hanseatische Commodity und Capital GmbH, Senior Corporate Finance Advisor at Eutelis GmbH, Ratingen, subsidiary of Deutsche Telekom and France Telekom.  In addition, he has served as a member of the supervisory board of Khan Oppenhiemer and Pictet AG in Hamburg.

Douglas Waugh, our previous president, secretary, treasurer and director resigned on October 1, 2006 as president, secretary and treasurer and as director October 4, 2006 to pursue other interests.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended October 31, 2006, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	(1) Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Douglas Waugh	President, Secretary, Treasurer and Director	2006 2005 2004	0 0 0	0 0 0	120,000 40,000 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) paid as consulting fees to Mr. Waugh from July, 2005 to October, 2006.

Mr. Douglas Waugh was our president and director from September 1, 2005 to October 4, 2006.  Mr. Richard Von Ratter has not received any compensation since taking over the presidency on October 1, 2006.

Stock Option Grants

There were no stock options granted during the financial year ending October 31, 2006.

Exercise of Stock Options and Year-End Option Values

As at October 31, 2006, there were no stock options available under the Stock Option Plan.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 25, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Amount and Nature of	Percentage of
Title of Class	Of Beneficial Owner	Beneficial Ownership	Common Stock (1)

Common Stock	All Officers and Directors as Group – includes 1 director and officer of Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited	1,000,000	1.47%
		Direct

(1)

Based on 68,085,676 shares of our common stock issued and outstanding as of January 25, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 27, 2007.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any  equity compensation plans

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

-	Any of our directors or officers
-	Any person proposed as a nominee for election as a director
-	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock
-	Any of our promoters; and
-	Any relative or spouse of any of the foregoing persons who has the same house as such person

During the year ended October 31, 2006, our directors received $120,000 for management services.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation(1)

10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. And North American General Resources Corporation(1)

10.4	Asset Purchase Agreement dated October 25, 2004 among CMC Investments Inc., MoneyFlow Capital Corp., Canadian Cheque Cashing Corporation, Wayne Mah, and North American General Resources Corp.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2004, as amended.

 (b)        Reports on Form 8-K.

The following reports on Form 8-K were filed during the last quarter of our fiscal year ended October 31, 2006.

Date Filed	Content
November 8, 2006

The Company announced that  Fortuna Gaming (UK) Limited entered into a Software License Agreement (“Agreement”) with G.I. ENTERPRISES, LTD., of KN Nevis, West Indies (the “Licensor”). Under the terms of the Agreement, the Company has acquired a non exclusive license to both Poker and Casino Software developed by the Licensor.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended October 31, 2006 for professional services rendered by the principal accountant, Moore & Associates, Chartered Accountant and Advisors, for the audit of our annual financial statements, review of our amended October 31, 2005 Form 10-KSB, review of our amended January 31, 2006 and April 30, 2006 Form 10-QSB’s and review of our July 30, 2006 Form 10-QSB were as follows:

Audit Fee	$6,000
Review of Quarterly Reports	$7,500

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNA GAMING CORP.

By:	/s/ Richard Von Ritter
Richard Von Ritter
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: January 25, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Von Ritter

President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: January 25, 2007