Form 10QSB
period 2007-01-31
Fortuna Gaming Corp.
filed 2007-03-16
CIK 1210536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-49995

FORTUNA GAMING CORP.

(Exact name of small business Issuer as specified in its charter)

Nevada	98-0389183
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Bornstr 5
Hamburg, Germany
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:

011 49 2115838 8018

Suite 104 4585 Canada Way,
Burnaby, British Columbia, Canada

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

As of March 16, 2007 the issuer had 68,085,676 outstanding shares of Common Stock.

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

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(Unaudited – see Note 1)
(Stated in U.S. Dollars)

 FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2007

(Unaudited- see Note 1)
Stated in U.S. Dollars

	January 31,	October 31,
	2007	2006
	$	$
ASSETS
Current
Cash and cash equivalents	223	8,147
Prepaid expenses (Note 4)	140	740

	363	8,887

Capital Assets (Note 5)	33,259	6,766
	33,622	15,653
LIABILITIES
Current
Accounts payable and accrued liabilities	325,311	341,088
Acquisition deposit and demand loan (Note 6(a) (b))	267,740	267,740
Promissory note (Note 6(d))	56,055	60,000
Demand loan (Note 6(c))	824,073	776,729
Interest payable	126,299	101,676
	1,599,478	1,547,233
STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued and Outstanding :
68,085,676 shares (Note 7 (b))	68,086	68,086

Additional paid-in capital	3,596,915	3,596,915
Deficit Accumulated During The Development Stage	(5,230,857)	(5,196,581)
	(1,565,856)	(1,531,580)

	33,622	15,653

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – see Note 1)

Stated in US Dollars

			Cumulative
			From Inception
	For the three months Ended January 31,		March 14, 2002
			To
	2007	2006	January 31, 2007
	$	$	$
Revenue	-	-	-

Expenses
Amortization	507	6,930	36,519
Bank charges	-	45	265
Consulting fees	-	429,098	2,043,103
Entertainment	-	161	8,363
Finders’ fees	-	-	56,664
License fees	-	-	4,248
Management fees (Note 4)	-	80,250	244,665
Interest expense	28,601	7,945	129,231
Office and sundry	-	3,901	27,045
Professional fees	5,062	(2,266)	171,848
Promotion (Note 1(d))	-	4,544	356,737
Regulatory	106	4,667	31,660
Telephone and communications	-	3,738	9,495
Travel	-	36,246	153,923

Loss before the following	34,276	575,259	3,273,766

Loss from discontinued operations:
G-Fed acquisition costs	-	121,624	364,974
Mineral property option and exploration expenditures	-	-	13,107
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Write off of licensee fee and related hardware (Note 5)			57,911
Loss on write off of assets from discontinued business (Note 1(c))	-	-	1,515,694

Net Loss For The Period	34,276	696,883	5,230,857

Basic And Diluted Loss Per Share	$ (0.001)	$ (0.01)

Weighted Average Number Of Shares Outstanding	68,085,676	66,982,285

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – see Note 1)

Stated in US Dollars

			Cumulative from
			Inception
	For the three months Ended January 31,		March 14, 2002
			to
	2007	2006	January 31,2007
	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(34,276)	(696,883)	(5,230,857)
Non-cash items:
Write off abandoned software investment	-	-	1,515,694
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Write down of license fee and related hardware			57,911
Amortization	507	6,930	36,519
	(33,769)	(689,953)	(3,615,328)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in prepaid expense	600	184,227	(140)
Current portion of promissory note receivable	-	21,804	56,055
Change in accounts receivable)	-	16,179	-
Change in accounts payable and accrued liabilities	(15,777)	105,759	325,310
Acquisition deposit loan (Note 6(a) )	-	500,000	267,740
Demand loan (Note 6(c))	47,344	298,450	824,074
Note payable (Note 6(d))	(3,945)	-	-
Change in interest payable	24,623	7,945	126,299
	19,076	444,411	(2,015,990)
Cash Flows From Financing Activities
Issue of common stock	-	1,696	252,041
Paid-in capital	-	1,694,014	3,412,960
Share subscriptions converted to common shares	-	(1,695,710)	-
	-	-	3,665,001
Cash Flows From Investing Activities
Promissory note	-	50,696	-
Purchase of hardware	-	-	(38,400)
Software license fee	(27,000)	-	(77,000)
Purchase of domain names	-	-	(10,175)
G-Fed Deposit	-	(500,000)
Shares and Advances under Asset Purchase Agreement	-	-	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)
	(27,000)	(449,304)	(1,648,788)
(Decrease) Increase In Cash For The Period	(7,924)	(4,893)	223

Cash, Beginning Of Period	8,147	4,893	-

Cash, End Of Period	223	-	223

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002 TO JANUARY 31, 2007

(unaudited – see Note 1)
(Stated in U.S. Dollars)

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL
		$	$	$	$	$
Shares issued for cash at $0.001	48,000	48	5,952			6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	112	184,404	-	(199,371)	(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	95,520			96,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant to Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$ 66,393	$ 1,905,406	-	$(3,221,028)	$(1,249,229)
Private Placements @ $1.00	1,695,710	$ 1,696	$ 1,694,014			1,695,710
Adjust to Transfer Agent	(2,507)	(2)	(2,505)			(2,507)
Net loss for the period					(1,975,554)	(1,975,554)
Balance, October 31, 2006	68,085,676	$ 68,086	$ 3,596,915		$(5,196,581)	$(1,531,580)

Net loss for the period					(34,276)	(34,276)
Balance, January 31, 2007	68,085,676	$68,086	$3,596,915		$(5,230,857)	$(1,565,856)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Unaudited – see Note 1)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

The unaudited financial statements as of January 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2006 audited financial statements and notes thereto.

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

As the Company is in the start-up stage, Fortuna Gaming Corp. and its subsidiaries engaged the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to January 31, 2007 included legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

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

The Company also received private placement advances, held in a lawyers’ trust account, totaling $2,000,000.  The funds were to be used as a down payment associated with the acquisition of G-FED.  As announced in a press release dated May 3, 2006, based upon results from its due diligence examination process, discussions and negotiations relating to the purchase of the G-FED group terminated. With the termination of the acquisition, $1,940,000 was returned to the lenders, leaving a balance of $60,000 owing to one lender as of October 31, 2006. The $60,000 note payable bears interest at a rate of 10% per annum accrued monthly.  On November 2, 2006, the balance of $7,923 held in trust was returned to this lender.  $3,978 was applied against accrued interest and the remaining $3,945 was applied against the principal leaving a balance of $56,055 outstanding.  The Company has not received a formal demand for payment of the outstanding principle from the lender and is relying on continued support from this lender while it restructures its finances and pursues other business opportunities and acquisitions.

The $1 million deposits less legal fees, advanced under the original Letter of Intent were returned to the Company and used to pay down demand loans as noted in Notes 6 (a) and (b).

f)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to January 31, 2007 of $5,230,857 which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture prior to new management taking over the Company and $364,974 in 2006 related to legal, due diligence and accounting costs associated with the acquisition of GFED.  To date, the Company has no revenues. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Domain names and software licenses are recorded at cost and amortized on the declining balance basis at the rate of 30% per annum.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.	PREPAID EXPENSES

Prepaid expense in the amount of $140 is the balance of an advanced legal retainer held in trust on behalf of the Company.  These funds will be applied against future legal expenses.

5.	CAPITAL ASSETS

The Company’s license with MGN was cancelled on October 1, 2006 and accordingly, the software (license) and hardware related to this business segment were written off in 2006, creating a book loss of $57,911.

As announced on November 8, 2006, the Company entered into a Software License Agreement (“Agreement”) with G.I. ENTERPRISES, LTD., of KN Nevis, West Indies (the “Licensor”). Under the terms of the Agreement, the Company acquired a non exclusive license to both Poker and Casino Software developed by the Licensor.  The terms of the license agreement required a payment of a license fee amounting to $45,000 of which $27,000 has been paid as at January 31, 2007 and accounted for. The remaining $18,000 is payable when the gaming software is fully customized and licensed.

Net book value of Capital Assets consists of a domain name and the previously noted software license. The book value of these capital assets amounts to $33,259 as at January 31, 2007.

Capital assets are amortized on the declining balance basis at the rate of 30% per annum, prorated from the date purchased.

i) ii)	Domain names – Cost of $10,175 less accumulated amortization of $3,916 Software license – Costs of $27,000.

6.	LOANS PAYABLE AND PROMISSORY NOTE

(a)

During the fiscal year ending October 31, 2006,, the Company issued a Demand Loan for $500,000 to a third party to fund the first G-FED deposit.  After the collapse of the G-Fed transaction, effective May 3, 2006, $322,260 was repaid to the lender, leaving a principle balance owing of $177,740.  The loan is payable on demand and bears interest at a rate of 10% per annum accrued monthly.

(b)

During the fiscal year ending October 31, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the second G-FED deposit.  After the collapse of the G-Fed transaction, effective May 3, 2006, $410,000 was repaid to the lender, leaving a principle balance owing of $90,000.  The loan is payable on demand and bears interest at a rate of 10% per annum accrued monthly.

The principle balance owing on the acquisition deposit loans in 6 (a) and 6 (b) amounts to $267,740.  The Company has not received a formal demand for payment of the outstanding principle from either lender and is relying on continued support from its lenders while it restructures its finances and pursues other business opportunities and acquisitions.

(c)

The Company has received advances from a third party to cover operating costs and the first installment towards the gaming software license.  Advances total $824,073 as at January 31, 2007 and are payable on demand and have no fixed terms of repayment.  The advances bear interest at a rate of 10% per annum accrued monthly.  The Company has not received a formal demand for payment of the outstanding principle from this lender and is relying on continued support from the lender to allow it to restructure its finances.

(d)

During the fiscal year ending October 31, 2006, the Company received private placement advances, held in a lawyers’ trust account, totaling $2,000,000.  The funds were to be used as a down payment associated with the acquisition of G-Fed.  With the termination of the acquisition, $1,940,000 was  returned to the lenders, leaving a balance of $60,000 owing to one lender at year end.  The Promissory Note bears interest at a rate of 10% per annum accrued monthly.  On November 2, 2006, the balance of $7,923 held in trust was returned to this lender.  $3,978 was applied against accrued interest and the remaining $3,945 was applied against the principal leaving a balance of $56,055 outstanding.  The Company has not received a formal demand for payment of the outstanding principle from the lender and is relying on continued support from this lender while it restructures its finances and pursues other business opportunities and acquisitions.

7.	SHARE CAPITAL

a)	Authorized: 100,000,000 common shares with a par value of $0.001 per share 100,000,000 preferred shares with a par value of $0.001 per share

b)

Issued:

As of January 31, 2006 the number of issued and outstanding common shares was 68,085,676.

As of March 14, 2007 the number of issued and outstanding common shares is 68,085,676.

There are no Preferred Shares issued as of March 14, 2007.

c)	Stock Option Plan

As at January 31, 2007, there were no stock options available.

d)	Weighted-average shares outstanding

Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 68,085,676. Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti-dilutive.

8.	RELATED PARTY TRANSACTION

During the year, there were no related party transactions.

9.	SUBSEQUENT EVENTS

a)

On February 26, 2007, pursuant to the terms of a Software License Agreement entered into by the company, the remaining $18,000 of a total of $45,000 was paid.  This payment was funded through a third party lender.  See Note 6 (c).

b)

The Company’s 100% owned subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited, were incorporated in the United Kingdom as part of the corporate structure to operate its gaming business and to acquire G-Fed. From the date of incorporation to the date of this report, both UK subsidiaries have not generated any revenues and have been dormant as a result of management’s decision to not acquire G-Fed in May 2006.  As part of its strategy to eliminate non essential costs, management has decided that both UK subsidiaries are no longer required and will be commencing a process that will lead towards a voluntary wind down and/or having both companies struck from the registrar of companies in the UK.

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

Discussion of our financial condition and results of operations should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

PLAN OF OPERATIONS

In the spring and summer of 2006, the indications became very strong and clear that gaming companies that depended heavily on the U.S. market for online gambling customers to support their business model, were at risk of collapsing. Due to this business and legal risk, a decision was made by management to avoid acquisitions such as was contemplated with G-Fed, where such companies had a history of servicing and processing deposits from US residents.

As reported in our October 31, 2006 10KSB, in view of this turn of events, operating costs were cutback and the company went into a “suspension” mode, while it assessed its options.  To preserve cash and cut costs, we terminated consulting agreements and management services.  Management has been seeking out sources of funds to pay down debt, restructure its operations and pursue other business opportunities, joint ventures and acquisitions.

A number of operators that depended on the US market and invested in a large infrastructure to support its US player base were caught off guard with law changes making it illegal to take deposits in the US.  In order to survive, they had to incur significant downsizing costs, filed for bankruptcy protection and/or went into involuntary liquidation, which negatively impacted shareholder value.

At the same time, a number of companies have emerged as successful by concentrating on the European market.  Research was done on what works and what doesn’t and who will be available.  This change in the US law, actually opened up significant opportunities for our Company and with a clean slate from a US perspective, having not processed any deposits from US players, we are well positioned to take advantage of customer and market growth occurring outside of the US .

In order to take advantage of the knowledge it established in this industry, on November 8, 2006 management announced the signing of a software license agreement with a software developer.  The turnkey package which includes a complete suite of poker and casino games has been customized and can be found at our corporate web site www.fortunagamingcorp.com. The gaming site can be accessed by clicking on www.FortunaRoyale.com.

The site will cater to non US players and international players where it is legal to process player deposits.  The turnkey solution provided by the software developer includes a gaming sub-license from the government of Curacao and 24/7 player support.

A marketing program is being developed that will initially focus on players in Europe (Germany, Italy and the UK) and Asia.  Management is looking to raise funds to support the costs associated with re-launching the business and is seeking continued support from its existing lenders during this phase of restructuring.

On the basis that we will be offering our gaming product to the market, we estimate our general marketing and operating expenses for the next twelve month period to be as follows:

Marketing and Travel Costs

We expect to incur discretionary marketing costs in the range of $10,000 to $20,000 per month.

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $120,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $35,000.

General and Administrative Expenses

We anticipate spending $15,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies, telephone, courier and web site updates.

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two quarters ended January 31, 2007 and 2006.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2006 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies outlined in our October 31, 2006 10KSB.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from March 14, 2002 (inception) to January 31, 2007 of $5,230,857 which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974.  To date the Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Results of Operations for the Three Months Ended January 31, 2007 and January 31, 2006.

As the Company is a Development Stage Company, we have not earned any revenues to date.  We do not anticipate earning any revenues until the 2nd or 3rd quarter of fiscal 2007.

As a result of management’s decision to curtail operating costs while it assesses its future direction, expenses for the three months ended January 31, 2007 amounted to $34,276 compared to $696,883 for the same period in 2006.  The operating costs of $34,276 for 2007 includes $28,601 in interest expense, $5,062 in professional fees, $106 in filing fees and $507 in amortization costs.  The $696,883 incurred in 2006 included $429,098 in consulting fees, $80,250 in management fees and $121,624 in G-Fed due diligence costs, which were zero for the same period in 2007.

Capital assets include $27,000 paid to the software developer in November 2006.

The promissory note which amounted to $60,000 at October 31, 2006 was reduced by $3,945 on November 2, 2006.

The demand loan increased from $776,729 at October 31, 2006 to $824,073 to cover payments of current liabilities and the $27,000 payment for the gaming software.

Interest payable increased $24,623 for the quarter on acquisition and demand loans outstanding.

Net Loss

Our Loss for the three months ended January 31, 2007 amounted to $34,276 compared to a loss of $696,883 for the same period 2006.  We have incurred a net loss in the amount of $5,230,857 from inception to January 31, 2007, which includes the write off of our investment in MoneyFlow Canada, due diligence costs relating to G-Fed and write-offs of license fees.

Liquidity and Financial Condition

Since inception, we have used our common stock and borrowings to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

Our consolidated financial statements contained in this interim report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. As outlined in Note 1(f) of these interim financial statements, we intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

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

We have incurred a net loss of $5,230,857 for the period from March 14, 2002 (inception) to January 31, 2007, and have no revenue to date.  We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's Chief Executive Officer, President, Secretary, Treasurer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our Company's principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

(b)        Reports on Form 8-K.

The following reports on Form 8-K were filed during the fiscal quarter ended January 31, 2007.  Since January 31, 2007 we have not filed any reports on Form 8-K:

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
Date: March 16, 2007