Form 10QSB
period 2007-04-30
Fortuna Gaming Corp.
filed 2007-06-14
CIK 1210536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

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

N/A

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

As of June 13, 2007 the issuer had 68,085,676 outstanding shares of Common Stock.

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

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited – see Note 1)
(Stated in U.S. Dollars)

 FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2007

(Unaudited- see Note 1)
Stated in U.S. Dollars

	April 30, 2007	October 31, 2006

ASSETS
Current
Cash and cash equivalents	$223	$8,147
Prepaid expenses (Note 3)	140	740
	363	8,887

Capital Assets (Note 4)	50,751	6,766
	$51,114	$15,653
LIABILITIES
Current
Accounts payable and accrued liabilities	324,815	341,088
Acquisition deposit and demand loan (Note 5(a) (b))	267,740	267,740
Promissory note (Note 5(c))	56,055	60,000
Demand loan (Note 5(d))	855,353	776,729
Interest payable	154,787	101,676
	$1,658,750	$1,547,233
STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share

Issued and Outstanding :
68,085,676 shares (Note 6 (b))	$68,086	$68,086

Additional paid-in capital	3,596,915	3,596,915
Deficit Accumulated During The Development Stage	(5,272,637)	(5,196,581)
	$(1,607,636)	$(1,531,580)

	$51,114	$15,653

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF APRIL 30, 2007

(Unaudited – see Note 1)

Stated in US Dollars

					Cumulative From Inception March 14, 2002 To April 30, 2007

	For the three months Ended April 30		For the six months Ended April 30

	2007	2006	2007	2006

Expenses
Amortization	$507	$6,930	$1,015	$13,859	$37,026
Bank charges	-	194	-	248	265
Consulting fees	4.350	415,442	4,350	844,540	2,047,453
Entertainment	-	-	-	161	8,363
Finders’ fees	-	-	-	-	56,664
License fees	-	-	-	-	4,248
Management fees	-	22,470	-	102,720	244,665
Interest expense	28,487	37,164	57,089	45,109	157,718
Office and sundry	-	2,863	-	6,758	27,045
Professional fees	6,889	4,320	11,951	2,053	178,737
Promotion	-	477	-	5,021	356,737
Regulatory	1,546	12,069	1,651	16,736	33,207
Telephone and communications	-	1,844	-	5,582	9,495
Travel	-	5,232	-	41,477	153,923

Loss before the following	$41,779	$509,005	$76,056	$1,084,264	$3,315,546

Loss from discontinued operations:
GFED acquisition costs	-	400,998	-	522,622	364,974
Mineral property option/exploration expenditures	-	-	-	-	13,107
Write down of web development costs	-	-	-	-	418
Write down of capital assets	-	-	-	-	4,987
Write off of licensee fee/related hardware (Note 4)	-	-	-	-	57,911
Loss on write off of assets from discontinued business (Note 1(c))	-	-	-	-	1,515,694

Net Loss For The Period	$41,779	$910,003	$76,056	$1,606,886	$5,272,637

Basic And Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Number Of Shares Outstanding	68,085,676	66,949,684	68,085,676	66,949,684

FORTUNA GAMING CORP.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – see Note 1) -Stated in US Dollars

Three Months Ended APRIL 30			Six Months Ended APRIL 30		Cumulative March 14, 2002 to April 30, 2007

	2007	2006	2007	2006
Cash Flows from Operating Activities
Net loss for the period	$(41,779)	$(910,003)	$(76,056)	$(1,606,886)	$(5,272,636)
Non-cash items:
Write off abandoned software Investment					1,515,694
Write down of web development costs					418
Write down of capital assets					4,986
Write off of license fee and hardware					57,911
Amortization	507	6,930	1,015	13,859	37,027
	$(41,272)	$(903,073)	$(75,041)	$(1,593,027)	$(3,656,600)
Adjustments to reconcile Net Loss to Net Cash Used by OperatingActivities
Change in prepaid expense	-	148,420	600	332,647	(140)
Current portion of promissory note	-	-	-	21,804	56,055
Change in advances receivable	-	(53,123)	-	(36,944)	-
Demand loan	31,280	249,806	78,624	548,256	846,853
Acquisition deposit loan	-	500,000	-	1,000,000	267,740
Note payable					8,500
Change in accounts payable and accrued liabilities	(495)	467,747	(16,273)	573,507	324,815
Change in interest payable	28,487	37,164	53,111	45,109	154,787
	$18,000	$446,941	$41,021	$891,352	$(1,997,990)
Cash Flows from Financing Activities
Issue of common stock	-		-	1,696	252,041
Paid in capital	-		-	1,694,014	3,412,960
Share subscriptions				(1,695,710)	-
Notes payable – acquisition	-	2,000,000	(3,945)	2,000,000	-
	-	$2,000,000	$(3,945)	$2,000,000	$3,665,001
Cash Flows from Investing Activities
Promissory notes	-	-	-	50,696	-
Purchase of hardware	-	-	-		(38,400)
Software license fee	(18,000)	-	(45,000)		(95,000)
Purchase of domain names	-		-		(10,175)
Acquisition deposits	-	(500,000)	-	(1,000,000)	-
Shares and advances under Asset Purchase Agreement	-	-	-	-	(1,515,694)
Website development costs	-	-	-	-	(1,000)
Purchase of office equipment	-	-	-		(6,519)
	$(18,000)	$(500,000)	$(45,000)	$(949,304)	$(1,666,788)
(Decrease) Increase in Cash for The Period	-	1,946,941	(7,924)	1,942,048	223
Cash, Beginning of Period	223	-	8,147	4,893	-
Cash, End of Period	$223	$1,946,941	$223	$1,946,941	$223

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MARCH 14, 2002 TO APRIL 30, 2007

(unaudited – see Note 1)
(Stated in U.S. Dollars)

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	48,000	$ 48	$ 5,952			$ 6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	$112	$184,404	$(19,602)	$(79,386)	$105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	$112	$184,404	-	$(170,073)	$14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	$112	$184,404	-	$(199,371)	$(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	480,000	480	95,520			96,000
Shares issued pursuant private Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant to Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash and consultants’ fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	66,392,473	$66,393	$1,905,406	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$66,393	$1,905,406	-	$(3,221,028)	$(1,249,229)
Private Placements @ $1.00	1,695,710	1,696	1,694,014			1,695,710
Adjust to Transfer Agent	(2,507)	(2)	(2,505)			(2,507)
Net loss for the period					(1,975,554)	(1,975,554)
Balance, October 31, 2006	68,085,676	$68,086	$3,596,915		$(5,196,581)	$(1,531,580)

Net loss for the period					(76,056)	(76,056)
Balance, April 30, 2007	68,085,676	$68,086	$3,596,915		$(5,272,637)	$(1,607,636)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006

(Unaudited – see Note 1)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

The unaudited financial statements as of April 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2006 audited financial statements and notes thereto.

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

c)	Discontinued Operations and Loss Associated with Write off of Assets Purchased

From March 2002 until October, 2004, the Company was primarily engaged in the acquisition and exploration of mining properties.  During this period, the Company was in the exploration stage and did not realize any revenues from its operations.

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

Under the terms of the Agreement the Company paid a total of $1,473,336 relating to the development of financial software on behalf of its subsidiary Money Flow Canada    However, in February, 2005 the Company defaulted on its remaining payment obligations of $1,040,140.  As a result, the parties agreed to rescind the Agreement by returning the 6,000,000 shares to the Company’s treasury in exchange for giving up its shares in MoneyFlow Canada.  As a result of this termination, the Company wrote off its investment of $1,473,336 plus working capital of $42,358, creating a loss of $1,515,694.

d)	Change of Business and Use of Consultants During Re-organization and Start Up Stage

On June 28, 2005, the Company changed its name to Fortuna Gaming Corp. and underwent a change in management and direction and is currently involved in the acquisition and licensing of on-line and mobile gaming technologies.

As the Company is in the start-up stage, Fortuna Gaming Corp. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to April 30, 2007 include legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

e)	GFED Acquisition Deposit and Private Placement Advances

On December 4, 2005, the Company entered into a Letter of Intent to acquire, directly or indirectly, 100% of the assets of a software development company doing business as GFED.  A refundable deposit of $500,000 USD was paid to the vendor’s attorney pursuant to the signing of the Letter of Intent. On February 1, 2006, a second deposit of $500,000 USD was paid to the vendor’s attorney bringing the total deposits to $ 1million USD.

The Company also received private placement advances, held in a lawyers’ trust account, totaling $2,000,000.  The funds were to be used as a down payment associated with the acquisition of GFED.  As announced in a press release dated May 3, 2006, based upon results from its due diligence examination process, discussions and negotiations relating to the purchase of the GFED group terminated. With the termination of the acquisition, $1,940,000 was returned to the lenders, leaving a balance of $60,000 owing to one lender as of October 31, 2006. The $60,000 note payable bears interest at a rate of 10% per annum accrued monthly.  On November 2, 2006, the balance of $7,923 held in trust was returned to this lender.  $3,978 was applied against accrued interest and the remaining $3,945 was applied against the principal leaving an outstanding balance of $56,055.  The Company has not received a formal demand for payment of the outstanding principle from the lender and is relying on continued support from this lender while it restructures its finances and pursues other business opportunities and acquisitions.

The $1 million deposits less legal fees, advanced under the original Letter of Intent were returned to the Company and used to pay down demand loans as noted in Notes 5 (a) and (b).

f)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to April 30, 2007 of $5,272,637, which includes the write-off of assets amounting to $1,515,694 in 2005 and the write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED.  To date, the Company has no revenues. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.	PREPAID EXPENSES

Prepaid expense in the amount of $140 is the balance of an advanced legal retainer held in trust on behalf of the Company.  These funds will be applied against future legal expenses.

4.	CAPITAL ASSETS

The Company’s license with MGN was cancelled on October 1, 2006 and accordingly, the software (license) and hardware related to this business segment were written off in 2006, creating a book loss of $57,911.

As announced on November 8, 2006, the Company entered into a Software License Agreement (“Agreement”) with G.I. ENTERPRISES, LTD., of KN Nevis, West Indies (the “Licensor”). Under the terms of the Agreement, the Company acquired a non exclusive license to both poker and casino software developed by the Licensor.  The terms of the license agreement required a payment of a license fee amounting to $45,000 which has been and accounted for.

Net book value of Capital Assets consists of a domain name and the previously noted software license. The book value of these capital assets amounts to $50,751 as at April 30, 2007.

Capital assets are amortized on the declining balance basis at the rate of 30% per annum, prorated from the date purchased.

i) ii)	Domain names – Cost of $10,175 less accumulated amortization of $4,424 Software license – Cost of $45,000.

5.	LOANS PAYABLE AND PROMISSORY NOTE

(a)

During the fiscal year ending October 31, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the first GFED deposit.  After the collapse of the GFED transaction, $322,260 was repaid to the lender, leaving a principle balance owing of $177,740.  The loan is payable on demand and bears interest at a rate of 10% per annum accrued monthly.

(b)

During the fiscal year ending October 31, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the second GFED deposit.  After the collapse of the GFED transaction, $410,000 was repaid to the lender, leaving a principle balance owing of $90,000.  The loan is payable on demand and bears interest at a rate of 10% per annum accrued monthly.

The principle balance owing on the acquisition deposit loans in 6 (a) and 6 (b) amounts to $267,740.  The Company has not received a formal demand for payment of the outstanding principle from either lender and is relying on continued support from its lenders while it restructures its finances and pursues other business opportunities and acquisitions.

(c)

During the fiscal year ending October 31, 2006, the Company received private placement advances, held in a lawyers’ trust account, totaling $2,000,000.  The funds were to be used as a down payment associated with the acquisition of GFED.  With the termination of the acquisition, $1,940,000 was returned to the lenders, leaving a balance of $60,000 owing to one lender at year end.  The Promissory Note bears interest at a rate of 10% per annum accrued monthly.  On November 2, 2006, the balance of $7,923 held in trust was returned to this lender.  $3,978 was applied against accrued interest and the remaining $3,945 was applied against the principal leaving a balance of $56,055 outstanding.  The Company has not received a formal demand for payment of the outstanding principle from the lender and is relying on continued support from this lender while it restructures its finances and pursues other business opportunities and acquisitions.

(d)

The Company has received advances from a third party to cover operating costs and the first installment towards the gaming software license.  Advances total $855,353 as at April 30, 2007 and are payable on demand and have no fixed terms of repayment.  The advances bear interest at a rate of 10% per annum accrued monthly.  The Company has not received a formal demand for payment of the outstanding principle from this lender and is relying on continued support from the lender to allow it to restructure its finances.

6.	SHARE CAPITAL

a)	Authorized: 100,000,000 common shares with a par value of $0.001 per share 100,000,000 preferred shares with a par value of $0.001 per share

b)

Issued:

As of April 30, 2007 the number of issued and outstanding common shares was 68,085,676.

As of June 13, 2007 the number of issued and outstanding common shares is 68,085,676.

There have been no preferred shares issued as of June 13, 2007.

c)	Stock Option Plan:
As at April 30, 2007, there were no stock options available.

d)	Weighted-average shares outstanding:

Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 68,085,676. Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti-dilutive.

7.	RELATED PARTY TRANSACTION

During the year, there were no related party transactions.

8.	SUBSEQUENT EVENTS

a)

On May 15, 2007, the Company entered into a Consulting Provision Agreement with a consultant in Germany to assist with developing and implementing a marketing program aimed at acquiring and retaining active players for its casino and online poker games and related entertainment offerings throughout Europe, Asia and other legal jurisdictions

b)

As reported in the January 31, 2007 interim financial statements, as part of its strategy to eliminate non essential costs, management has decided that both UK subsidiaries are no longer required and has commenced a process that will lead towards a voluntary wind down and/or having both companies struck from the registrar of companies in the UK.  As no revenues have been generated from either subsidiary or the Company, there will be minimal impact on the Company’s operating plans.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Fortuna Gaming Corp Energy Corporation.

PLAN OF OPERATIONS

In the spring and summer of 2006, the indications became very strong and clear that gaming companies that depended heavily on the U.S. market for online gambling customers to support their business model were at risk of collapsing.

Due to this business and legal risk, a decision was made by management to avoid acquisitions such as was contemplated with GFED, where such companies had a history of servicing and processing deposits from US residents.

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

As announced in a Press Release dated June 5, 2007 the Company is in the process of re-launching the Company under a new brand known as Fortuna Royale and under the direction of a new management team based out of Europe.

As part of this strategy, on May 15th the Company engaged the marketing services of William Vogl to assist with developing and implementing a marketing program aimed at acquiring and retaining active players for its casino and online poker games and offerings throughout Europe, Asia and other legal jurisdictions.

Mr. Vogl is a respected marketing professional in the area of gambling and has a thorough understanding of the European marketplace.  As part of the overall strategy catering to the European and Asian customer base, the Company is working on translating its game into several languages including: Swiss, French, Italian, German, English, Arabic, Chinese, Japanese, Mandarin, Turkish and Cantonese.

Management is looking to raise funds to support the costs associated with re-launching the business and is seeking continued support from its existing lenders during this phase of restructuring.

On the basis that we will be offering our gaming product to the market, we estimate our general marketing and operating expenses for the next twelve month period to be as follows:

Marketing and Travel Costs

We expect to incur discretionary marketing costs in the range of $7,500-$10,000 per month.

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

General and Administrative Expenses

We anticipate spending $25,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies, telephone, courier and web site updates.

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two quarters ended April 30, 2007 and 2006.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2006 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from March 14, 2002 (inception) to April 30, 2007 of $5,272,637 which includes a write-off of assets amounting to $1,515,694 in 2005 and a write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED.  To date the Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Results of Operations for the Six Months Ended April 30, 2007 and April 30, 2006.

As the Company is a Development Stage Company, we have not earned any revenues to date.  We do not anticipate earning any revenues until the 3rd quarter of fiscal 2007 or until the marketing program focused in Europe commences.

As a result of management’s decision to curtail operating costs while it assesses its future direction, expenses for the six months ended April 30, 2007 amounted to $76,056 compared to $1,084,264 for the same period in 2006.  The operating costs of $76,056 for 2007 includes $57,089 in interest expense, $11,951 in professional fees, $1,651 in filing fees, $4,350 in consulting fees and $1,015 in amortization costs.  The $1,606,886 incurred in 2006 included $844,540 in consulting fees, $102,720 in management fees, $45,109 in interest, $41,477 in travel, $522,622 in GFED due diligence costs and $50,418 in general and administrative costs.

Capital assets  of 50,751 include $45,000 in license fees and the net book value of a domain name amounting to $5,751.

The demand loan increased from $776,729 at October 31, 2006 to $855,353 to cover payments of current liabilities and the $45,000 payment for the gaming software license fee.

Accrued interest on debt amounts to $154,787 as at April 30, 2007.

Net Loss

Our Loss for the six months ended April 30, 2007 amounted to $76,056 compared to a loss of $1,606,886 for the same period 2006.  We have incurred a net loss in the amount of $5,272,637 from inception to April 30, 2007, which includes the write off of our investment in MoneyFlow Canada, due diligence costs relating to GFED and write-offs of license fees.

Liquidity and Financial Condition

Since inception, we have used our common stock and borrowings to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

Our consolidated financial statements contained in this interim report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to continue development and marketing of our product. As outlined in Note 1(f) of these interim financial statements, we intend to arrange for the sale of additional shares of our common stock and/or borrow funds to obtain additional operating capital for at least the next twelve months.

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

We have incurred a net loss of $5,272,637 for the period from March 14, 2002 (inception) to April 30, 2007, and have no revenue to date.  We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

Our common stock is “penny stock”, with the result that trading of our common stock in any secondary market may be impeded.  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

(b)        Reports on Form 8-K.

There have been no reports on Form 8-K filed during the fiscal quarter ended April 30, 2007.  Since April 30, 2007 we have not filed any reports on Form 8-K.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNA GAMING CORP.

By:	/s/ Richard Von Ritter
Richard Von Ritter
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: June 13, 2007