Form 10QSB
period 2007-07-31
Fortuna Gaming Corp.
filed 2007-09-14
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2007

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
[X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
68,085,676 outstanding common shares as of September 13, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

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

FORTUNA GAMING CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited – see Note 1)
(Stated in U.S. Dollars)

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2007
(Unaudited- see Note 1)
Stated in U.S. Dollars

	July 31,	October 31,
	2007	2006

ASSETS

Current
Cash and cash equivalents	$223	$8,147
Prepaid expenses (Note 3)	-	740
	223	8,887

Capital Assets (Note 4)	50,244	6,766
	$50,467	$15,653
LIABILITIES

Current
Accounts payable and accrued liabilities	324,016	341,088
Advances payable	15,066	-
Acquisition deposit and demand loan (Note 5(a) (b))	267,740	267,740
Promissory note (Note 5(c))	56,055	60,000
Demand loan (Note 5(d))	858,853	776,729
Interest payable	184,347	101,676
	$1,706,077	$1,547,233

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Authorized:
100,000,000 preferred shares with a par value of $0.001 per
share
100,000,000 common shares with a par value of $0.001 per
share

Issued and Outstanding :
68,085,676 common shares (Note 6 (b))	$68,086	$68,086

Additional paid-in capital	3,596,915	3,596,915
Deficit Accumulated During The Development Stage	(5,320,611)	(5,196,581)
	$(1,655,610)	$(1,531,580)
	$50,467	$15,653

The accompanying notes are an integral part of these unaudited financial statements

FORTUNA GAMING CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
AS OF JULY 31, 2007
(Unaudited – see Note 1)
Stated in US Dollars

					Cumulative From Inception March 14, 2002 To
	For the three months Ended July 31		For the nine months Ended July 31
	2007	2006	2007	2006	July 31, 2007

Expenses
Amortization	507	$6,930	$1,522	20,789	$37,534
Bank charges	-	17	-	265	265
Consulting fees	9,750	86,881	14,100	931,422	2,057,203
Entertainment	-	-	-	161	8,363
Finders’ fees	-	-	-	-	56,664
License fees	-	-	-	-	4,248
Management fees	-	36,000	-	138,720	244,665
Interest expense	29,561	27,036	86,649	72,145	187,279
Office and sundry	-	99	-	6,857	27,045
Professional fees	5,110	26,631	17,061	28,684	183,846
Promotion	1,315	-	1,315	5,021	358,052
Regulatory	231	4,836	1,882	21,572	33,437
Rent	1,500	-	1,500	-	1,500
Telephone and communications	-	2,234	-	7,815	9,495
Travel	-	11,916	-	53,393	153,923

Loss before the following	47,975	$202,580	$124,030	$1,286,844	$3,363,520

Loss from discontinued operations:
GFED acquisition costs	-	9,430	-	532,052	364,974
Mineral property option/exploration expenditures	-		-		13,107
Write down of web development costs	-		-		418
Write down of capital assets	-		-		4,987
Write off of licensee fee/related hardware (Note 4)	-		-		57,911
Loss on write off of assets from discontinued
business (Note 1(c))	-		-		1,515,694

Net Loss For The Period	47,975	$212,010	$124,030	$1,818,896	$5,320,611

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted Average Number Of Shares
Outstanding	68,085,676	67,944,164	68,085,676	67,944,164

The accompanying notes are an integral part of these unaudited financial statements

FORTUNA GAMING CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – see Note 1) - Stated in US Dollars

	Three Months Ended JULY 31		Nine months Ended JULY 31		Cumulative
					March 14,
					2002 to
					July 31, 2007
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net loss for the period	$(47,975)	$(212,010)	$(124,030)	$(1,818,896)	$(5,320,611)
Non-cash items:
Write off abandoned software Investment					1,515,694
Write down of web development costs					418
Write down of capital assets					4,986
Write off of license fee and hardware					57,911
Amortization	507	6,930	1,522	20,789	37,534
	$(47,468)	$(205,080)	$(122,508)	$(1,798,107)	$(3,704,068)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities
Change in prepaid expense	140		740	332,647	-
Current portion of promissory note				21,804	56,055
Change in advances receivable		53,123		16,179	-
Share subscriptions received				(1,695,710)	-
Advances payable	15,066		15,066	-	15,066
Demand loan		201,217	82,124	749,473	850,353
Acquisition deposit loan	3,500	(732,260)		267,740	267,740
Notes payable - acquisition		(1,940,000)		60,000
Note payable					8,500
Change in accounts payable and accrued liabilities	(799)	(343.875)	(17,072)	229,631	324,017
Change in interest payable	29,561	28,081	82,671	73,191	184,347
	-	$(2,938,794)	$41,021	$1,743,152	$(1,997,990)
Cash Flows from Financing Activities
Issue of common stock				1,696	252,041
Paid in capital				1,694,014	3,412,960
Notes payable - acquisitions	-		(3,945)
	-	-	$(3,945)	$1,695,710	$3,665,001
Cash Flows from Investing Activities
Promissory notes		-		50,696	-
Purchase of hardware		-			(38,400)
Acquisition deposits		1,000,000
Software license fee			(45,000)		(95,000)
Purchase of domain names					(10,175)
Shares and advances under Asset Purchase Agreement				-	(1,515,694)
Website development costs				-	(1,000)
Purchase of office equipment					(6,519)
	-	$1,000,000	$(45,000)	$50,696	$(1,666,788)
(Decrease) Increase in Cash for The Period	-	(1,938,794)	(7,924)	3.254	223
Cash, Beginning of Period	223	1,946,941	8,147	4,893	-
Cash, End of Period	$223	$8,147	$223	$8,147	$223

The accompanying notes are an integral part of these unaudited financial statements

FORTUNA GAMING CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIENCY) EQUITY
FROM INCEPTION (MARCH 14, 2002) TO JULY 31, 2007
(unaudited – see Note 1) (Stated in U.S. Dollars)

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	48,000	$48	$5,952			$6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	$112	$184,404	$(19,602)	$(79,386)	$105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	$112	$184,404	-	$(170,073)	$14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	$112	$184,404	-	$(199,371)	$(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash
and consultants’ fees	480,000	480	95,520			96,000
Shares issued pursuant private
Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to
Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant to
Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share
Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash
and consultants’ fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	66,392,473	$66,393	$1,905,406	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$66,393	$1,905,406	-	$(3,221,028)	$(1,249,229)
Private Placements @ $1.00	1,695,710	1,696	1,694,014			1,695,710
Adjust to Transfer Agent	(2,507)	(2)	(2,505)			(2,507)
Net loss for the period					(1,975,554)	(1,975,554)
Balance, October 31, 2006	68,085,676	$68,086	$3,596,915		$(5,196,581)	$(1,531,580)

Net loss for the period					(124,030)	(124,030)
Balance, July 31, 2007	68,085,676	$68,086	$3,596,915		$(5,320,611)	(1,655,610)

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006
(Unaudited – see Note 1)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

The unaudited financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2006 audited financial statements and notes thereto.

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

As the Company is in the start-up stage, Fortuna Gaming Corp. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector. The services performed by consultants from June 28, 2005 to July 31, 2007 include legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to July 31, 2007 of $5,320,611 which includes the write-off of assets amounting to $1,515,694 in 2005 and the write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED. To date, the Company has no revenues. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.	PREPAID EXPENSES

Prepaid expenses as of October 31, 2006 consisted of a $140 in legal fees held in trust on behalf of the Company. As at July 31, 2007 the legal fees have been fully expensed.

4.	CAPITAL ASSETS

The Company’s license with MGN was cancelled on October 1, 2006 and accordingly, the software (license) and hardware related to this business segment were written off in 2006, creating a book loss of $57,911.

As announced on November 8, 2006, the Company entered into a Software License Agreement (“Agreement”) with G.I. Enterprises, LTD., of KN Nevis, West Indies (the “Licensor”). Under the terms of the Agreement, the Company acquired a non exclusive license to both poker and casino software developed by the Licensor. The terms of the license agreement required a payment of a license fee amounting to $45,000 which has been paid and accounted for.

Net book value of Capital Assets consists of a domain name and the previously noted software license. The book value of these capital assets amounts to $50,244 as at July 31, 2007.

Capital assets are amortized on the declining balance basis at the rate of 30% per annum, prorated from the date purchased.

i)	Domain names – Cost of $10,175 less accumulated amortization of $4,931
ii)	Software license – Cost of $45,000.

5.	LOANS PAYABLE AND PROMISSORY NOTE

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

The principle balance owing on the acquisition deposit loans in 5 (a) and 5 (b) amounts to $267,740. The Company has not received a formal demand for payment of the outstanding principle from either lender and is relying on continued support from its lenders while it restructures its finances and pursues other business opportunities and acquisitions.

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

(d)

The Company has received advances from a third party to cover operating costs and the $45,000 payment for the gaming software license. Advances total $855,353 as at July 31, 2007 and are payable on demand and have no fixed terms of repayment. The advances bear interest at a rate of 10% per annum accrued monthly. The Company has not received a formal demand for payment of the outstanding principle from this lender and is relying on continued support from the lender to allow it to restructure its finances.

6.	SHARE CAPITAL

a)	Authorized:
100,000,000 preferred shares with a par value of $0.001 per share
100,000,000 common shares with a par value of $0.001 per share

b)	Issued:
As of July 31, 2007 there have been no preferred shares issued.
As of July 31, 2007 the number of issued and outstanding common shares was 68,085,676.

c)	Stock Option Plan:
As at July 31, 2007, there were no stock options available.

d)	Weighted-average shares outstanding:

Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 68,085,676. Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti- dilutive.

7.	RELATED PARTY TRANSACTION

During the year, there were no related party transactions.

8.	SUBSEQUENT EVENTS

a)

As at September 14, 2007, the Consulting Provision Agreement the Company entered into on May 15, 2007 with a consultant in Germany has been put on hold pending the development of a marketing plan by management. When implemented, the consultant will assist with implementing the marketing program aimed at acquiring and retaining active players for its casino and online poker games and related entertainment offerings throughout Europe, Asia and other legal jurisdictions. No fees have been paid pursuant to the Consulting Provision Agreement.

b)

On August 15, 2007, an agreement was signed with a website development firm to (i) develop www.FortunaNetworks.comas a multi-language, informational site and (ii) re-design the Corporate website www.fortunagamingcorp.com. The contract price for this work is approximately $18,000.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Fortuna Gaming Corp. and it’s wholly owned subsidiaries.

PLAN OF OPERATIONS

As reported in our April 30, 2007 10QSB, in the spring and summer of 2006 indications became very strong and clear that gaming companies that depended heavily on the US market for online gambling customers to support their business model were at risk of collapsing. Due to the business and legal risks, we decided to avoid acquisitions of companies that had a history of servicing and processing deposits from US residents, such GFED.

In view of this turn of events, operating costs were cutback and our Company went into a “suspension” mode, while we assessed our options. To preserve cash and cut costs, we terminated consulting agreements and management services. We have been seeking out sources of funds to pay down debt, restructure operations and pursue other business opportunities, joint ventures and acquisitions.

In order to take advantage of the knowledge we gained in this industry, on November 8, 2006 we announced the signing of a software license agreement with a software developer to pursue markets outside of the US. The turnkey package, which includes a complete suite of poker and casino games, has been customized and is now ready for free and paying players at www.fortunaroyale.com. This site will cater to non US players and international players where it is legal to process player deposits. The turnkey solution provided by the software developer includes a gaming sub-license from the government of Curacao and 24/7 player support. In preparation for the launch of the gaming site, we are in the process of developing a multi-language “landing site” that will appeal to both beginners and experienced players from multiple countries. The intent of launching this site is to promote the Fortuna brand in multiple languages (although the actual games remain in English). The planned launch in Europe is scheduled for late September 2007.

As part of the re-launch plan, an agreement was signed on August 15, 2007 to develop a new website as a multi-language, informational site. The new site, www.FortunaNetworks.com, will be available in early October 2007 and will be marketed in Germany at that time, followed by England, Turkey and Belgium. Players will be able to obtain information regarding on-line gambling, enroll in a new loyalty program and link straight to the gaming site.

Our Company is looking to raise funds to support the costs associated with re-launching the business and is seeking continued support from our existing lenders during this phase of restructuring.

On the basis that we will be offering our gaming product to the market, we estimate our general marketing and operating expenses for the next twelve month period to be as follows:

Marketing and Travel Costs

We expect to incur discretionary marketing costs in the range of $7,500-$10,000 per month. In addition to the montly marketing costs, approximately $18,000 will be spent on developing www.FortunaNetworks.com and re-designing the Corporate web site.

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

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the three quarters ended July 31, 2007 and 2006. This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2006 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

The consolidated financial statements have, in our opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies outlined in our October 31, 2006 10KSB.

Going Concern and Continuing Operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred a net loss for the period from March 14, 2002 (inception) to July 31, 2007 of $5,320,611 which includes a write-off of assets amounting to $1,515,694 in 2005 and a write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED. To date we are still in the development stage and have no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Results of Operations for the Nine months Ended July 31, 2007 and July 31, 2006.

As the Company is a Development Stage Company, we have not earned any revenues to date. We do not anticipate earning any revenues until the 4th quarter of fiscal 2007 or until the marketing program focused in Europe commences.

As a result of management’s decision to curtail operating costs while it assesses its future direction, expenses for the nine months ended July 31, 2007 amounted to $124,030 compared to $1,818,896 for the same period in 2006. The operating costs of $124,030 for 2007 includes $86,649 in interest expense, $17,061 in professional fees, $1,882 in filing and regulatory fees, $14,100 in consulting fees and $1,522 in amortization costs. The $1,818,896 incurred in 2006 included $931,422 in consulting and marketing fees, $532,052 in G-FED acquisition and due diligence expenses, $138,720 in management fees, $53,393 in travel expenses, $72,145 in interest costs relating to various demand loans, $28,684 in professional fees and $62,480 in office, regulatory and general expenses.

Capital assets of $50,244 include $45,000 in license fees and the net book value of a domain name amounting to $5,751.

The demand loan increased from $776,729 at October 31, 2006 to $858,853 to cover payments of current liabilities and the $45,000 payment for the gaming software license fee.

Accrued interest on debt amounts to $184,347 as at July 31, 2007.

Net Loss

Our Loss for the nine months ended July 31, 2007 amounted to $124,030 compared to a loss of $1,818,896 for the same period 2006. We have incurred a net loss in the amount of $5,320,611 from inception to July 31, 2007, which includes the write off of our investment in MoneyFlow Canada, due diligence costs relating to GFED and write-offs of license fees.

Results of Operations for the Three Months Ended July 31, 2007 and July 31, 2006

As the Company is a Development Stage Company, we have not earned any revenues to date. Expenses for the three months ended July 31, 2007 amounted to $47,975 as compared to $202,580 for the same period in the preceding year. The $47,975 was made up of $9,750 in consulting fees, $29,561 in accrued interest expense, $5,110 in professional fees and $3,554 in promotion, rent and regulatory filing fees.

Net loss for the period amounted to $47,975 as compared to $212,010 for the corresponding period in 2006.

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

We have incurred a net loss of $5,320,611 for the period from March 14, 2002 (inception) to July 31, 2007, and have no revenue to date. We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

Our common stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

There has been no default in the payment of principal or interest with respect to any indebtedness incurred by us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATON.

Not applicable.

ITEM 6.	EXHIBITS.

(a)	Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNA GAMING CORP.

By:	/s/Richard v. Raffay
Richard v. Raffay
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: September 13, 2007