Form 10KSB
period 2007-10-31
Fortuna Gaming Corp.
filed 2008-02-11
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

x Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended October 31, 2007

¨Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____to _____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Aggregate market value of the 68,085,676 common voting stock held by non-affiliates of the registrant was $6,127,711, based on the bid price of $0.09 at January 15, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

68,085,676 common shares issued and outstanding as of February 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FORTUNA GAMING CORP.
ANNUAL REPORT ON FORM 10-KSB

INDEX

		Page

PART I

Item 1.	Description Of Business.	3
Item 2.	Description Of Property.	4
Item 3.	Legal Proceedings.	4
Item 4.	Submission Of Matters To A Vote Of Security Holders.	4

PART II

Item 5.	Market For Common Equity And Related Stockholder Matters.	5
Item 6.	Management's Discussion And Analysis Or Plan Of Operation.	6
Item 7.	Consolidated Financial Statements.	11
Item 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.	23
Item 8A.	Controls and Procedures.	23

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.	24
Item 10.	Executive Compensation.	25
Item 11.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.	26
Item 12.	Certain Relationships And Related Transactions.	27
Item 13.	Exhibits.	27
Item 14.	Principal Accountant Fees and Services.	27

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

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE ORGANIZATION – History and Development

Fortuna Gaming Corp. (“the “Company”) is a Development Stage Company, which had an interest in investing in the on-line and wireless gaming entertainment sector. In June 2005, we brought in new management and a team of consultants to reorganize the company and seek out potential investments and technology partners within this sector. To date, we have not generated any revenues or processed any transactions.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently do not own any property.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any officer or any of our directors or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “FGAM”. The following table indicates the high and low bid prices of our common shares during the calendar periods indicated:

QUARTER	HIGH ($)	LOW($)
1st Quarter 2006	1.01	0.32
2nd Quarter 2006	0.70	0.16
3rd Quarter 2006	0.26	0.045
4th Quarter 2006	0.29	0.08
1st Quarter 2007	0.22	0.07
2nd Quarter 2007	0.44	0.09
3rd Quarter 2007	0.20	0.11
4th Quarter 2007	0.23	0.07

The source of the high and low bid information above was obtained from Yahoo! Finance and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

The following changes to our Company’s issued and outstanding share capital and trading symbol have taken place:

November 29, 2004	Symbol change: NAGC	New Symbol: MFCC
June 1, 2005	Consolidation	1 share for every 25 shares previously held
June 28, 2005	Symbol change: MFCC	New Symbol: FGAM
July 5, 2005	Consolidation	1 share for every 10 shares previously held
September 16, 2005	Stock Split	2 shares for every 1 share previously held

Holders of Our Common Stock

On January 23, 2008 we had 73 registered shareholders holding 68,085,676 shares of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the current fiscal year, we did not complete any sales of securities that were not registered pursuant to the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Fortuna Gaming Corp., with inactive subsidiaries incorporated in the United Kingdom (Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited) was initially established to pursue acquisitions in the online gaming business. With enactment of recent legislation in the US prohibiting or otherwise restricting the use of electronic payment processing of online bets from US citizens, management is now reassessing the long term strategy of continuing its online gaming efforts or to entertain other business initiatives.

Management will be focusing its efforts over the next six to twelve months towards raising funds to pay down debt, restructure its operations and pursue other business opportunities, joint ventures and acquisitions.

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended October 31, 2007 and 2006. This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB.

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

Capital Assets and Amortization

Software and Website Rights are recorded at cost and amortized on a straight line basis over estimated useful lives of five years.

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

Foreign Currency Translation

Our Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows: a) monetary items at the rate prevailing at the balance sheet date; b) non-monetary items at the historical exchange rate; and c) revenue and expense at the average rate in effect during the applicable accounting period.

Income Taxes

Our Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2007, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $5,440,531 as at October 31, 2007, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974. To date the Company is still in the development stage and has no sales.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Results of Operations for the Year Ended October 31, 2007

We incurred general and administrative expenses in the amount of $127,270 for the year ended October 31, 2007 compared to $1,449,959 for the preceding year, a decrease of $1,332,689 to reflect management’s decision to downsize the operations. General and administrative expenses for 2007 includes: (a) $42,924 in consulting fees compared to $1,173,692 for the same period in 2006 (b) $30,161 in professional fees compared to $52,109 for the same period in 2006 (c) $Nil in management fees compared to $100,630 in 2006 ( (e) $3,628 in regulatory costs versus $22,286 in 2006 relating to the amendments and re filing of the Company’s annual and quarterly interim financial statements (d) $44,995 in promotion for a European marketing campaign as compared to $5,021 for the same period in 2006 and $5,562 in other. Interest expense amounted to $116,680 versus $102,720 in 2006 and relates to demand loans at October 31, 2006 and additional advances received throughout the year to cover operating costs.

Net loss for the year amounted to $243,950 as compared to a net loss of $1,975,554 for the same period in 2006.

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

We incurred general operating expenses in the amount of $1,552,669 for the year ended October 31, 2006 compared to $1,505,963 for the preceding year, an increase of $46,706 or 3.10% . General operating expenses for 2006 includes: (a) $1,173,692 in consulting fees compared to $861,452 for the same period in 2005. Included in the figure of $1,173,692, is $298,437 in consulting fees associated with services prepaid as at October 31, 2005 (b) $52,109 in professional fees compared to $44,950 for the same period in 2005 (c) $102,720 in management fees compared to $73,295 in 2005 (d) $100,630 in interest expense associated with demand loans entered into throughout the year relating to the G-Fed transaction and to cover operating costs (e) $22,286 in regulatory costs versus $9,269 relating to the amendments and re filing of the Company’s annual and quarterly interim financial statements (f) $53,394 in travel as compared to $94,464 for the same period in 2005 and $47,838 in other.

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

Liquidity and Financial Condition

We had cash on hand of $223 as at October 31, 2007 as compared to $8,147 as at October 31, 2006. Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

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

We have incurred a net loss of $5,440,531 for the period from March 14, 2002 (inception) to October 31, 2007, and have no revenue to date. As of October 31, 2007, we had cash in the amount of $223. We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS.
		Page
Report of Independent Registered Public Accounting Firm		13
Audited Consolidated Financial Statements for the year ending October 31, 2007
Consolidated Balance Sheets		14
Consolidated Statements of Loss		15
Consolidated Statements of Cash Flows		16
Consolidated Statement of Shareholders’ Equity		17
Notes to Consolidated Financial Statements		18

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007 and 2006

(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED ACCOUNTANTS AND ADVISORS PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Fortuna Gaming Corp (A Development Stage Company)

We have audited the accompanying balance sheet of Fortuna Gaming Corp (A Development Stage Company) as of October 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows through October 31, 2007, and 2006, and Inception on March 14, 2002 through October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortuna Gaming Corp (A Development Stage Company) as of October 31, 2007 and 2006 and the results of its operations and its cash flows through October 31, 2007, 2006, and Inception on March 14, 2002 through October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1F to the financial statements, the Company has net loss of $5,440,531 from inception March 14, 2002 through October 31, 2007 and debt to equity ratio of 3,615%, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered Moore & Associates Chartered Las Vegas, Nevada February 4, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
October 31, 2007 and 2006
(Stated in U.S. Dollars)

	October 31,	October 31,
	2007	2006

ASSETS
Current
Cash and cash equivalents	$223	$8,147
Advances	549	-
Prepaid expenses (Note 3)	-	740
	772	8,887

Software and Web Site Rights (Note 4)	49,736	6,766
	$50,508	$15,653

LIABILITIES
Current
Accounts payable and accrued liabilities	369,012	341,088
Demand loan (Note 5(a) (b))	267,740	267,740
Promissory note (Note 5(c))	56,055	60,000
Demand loans (Note 5(d))	918,853	776,729
Interest payable	214,378	101,676
	$1,826,038	$1,547,233

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 preferred shares with a par value of $0.001 per
share
100,000,000 common shares with a par value of $0.001 per
share

Issued and Outstanding :
68,085,676 common shares (Note 6 (b))	$68,086	$68,086

Additional paid-in capital	3,596,915	3,596,915

Deficit Accumulated During The Development Stage	(5,440,531)	(5,196,581)
	$(1,775,530)	$(1,531,580)
	$50,508	$15,653

The accompanying notes are an integral part of these audited financial statements

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended October 31, 2007 and October 31, 2006 and for the period from March 14, 2002 ( Date of Inception) to October 31, 2007
(Stated in US Dollars)

			Cumulative
			From Inception
	For the Years Ended		March 14, 2002
	October 31		To
	2007	2006	October 31, 2007

General and Administrative Expenses	$127,270	$1,449,959	$3,266,130

(Loss) Before Other Revenue and Expenses	$(127,270)	$(1,449,959)	$(3,266,130)

Interest Expense	$116,680	$102,720	217,310

Loss Before Discontinued Operations	$(243,950)	$(1,552,679)	$(3,483,440)

Loss from discontinued operations:
GFED acquisition costs	-	364,974	364,974
Mineral property option/exploration expenditures	-	-	13,107
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Write off of licensee fee/related hardware (Note 4)	-	57,911	57,911
Loss on write off of assets from discontinued
business (Note 1(c))	-	-	1,515,694

Net (Loss) For The Period	$(243,950)	$(1,975,554)	$(5,440,531)

Basic And Diluted (Loss) Per Share	$(0.00)	$(0.03)

Weighted Average Number Of Common
Shares Outstanding	68,085,676	67,944,164

The accompanying notes are an integral part of these audited financial statements

FORTUNA GAMING CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 31, 2007 and October 31, 2006 and for the period from March 14, 2002 (Date of Inception) to October 31, 2007
(Stated in US Dollars)

			Cumulative
	Years Ended		from
	October 31		inception
			March 14,
			2002 to
	2007	2006	October 31,
			2007
Net loss for the period	$(243,950)	$(1,975,554)	$(5,440,531)
Non-cash items:
Write off of assets and working capital	-	-	1,515,694
Write off of license fee and related
hardware	-	57,911	57,911
Write down of capital assets	-	-	4,986
Write off of web development costs	-	-	418
Amortization	2,030	27,719	38,042
	$(241,920)	$(1,889,924)	$(3,823,480)

Change in prepaid expense	740	333,046	-
Current portion of promissory note	-	21,804	56,055
Change in advances receivable	(549)	16,179	(549)
Share subscriptions received	-	(1,695,710)	-
Demand loans	142,124	776,729	918,853
Acquisition deposit loan	-	267,740	267,740
Notes payable - acquisition	(3,945)	60,000
Change in accounts payable and
accrued liabilities	27,924	267,816	369,013
Change in interest payable	112,702	101,676	214,378
	$37,076	$(1,740,644)	$(1,997,990)

Issue of common stock	-	1,693	252,041
Paid in capital	-	1,691,509	3,412,960
	-	$1,693,202	$3,665,001

Promissory notes	-	50,696	-
Purchase of hardware	-	-	(38,400)
Acquisition deposits	-	-	-
Software license fee	(45,000)	-	(95,000)
Purchase of domain names	-	-	(10,175)
Shares and advances under
Asset Purchase Agreement	-	-	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)
	$(45,000)	$50,696	$(1,666,788)
(Decrease) Increase in Cash for
The Period	(7,924)	3.254	223
Cash, Beginning of Period	8,147	4,893	-
Cash, End of Period	$223	$8,147	$223

The accompanying notes are an integral part of these audited financial statements

FORTUNA GAMING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIENCY) EQUITY
For the period March 14, 2002 ( Date of Inception) to October 31, 2007
(Stated in U.S. Dollars)

			Additional	Subscrip-	Deficit
	Common	Par	Paid-In	tions	Accumu-
	Shares	Value	Capital	Receivable	lated	TOTAL

Shares issued for cash at $0.001	48,000	$48	$5,952			$6,000
Shares issued to acquire mineral
Property interest at $0.001	160	0	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	$112	$184,404	$(19,602)	$(79,386)	$105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	$112	$184,404	-	$(170,073)	$14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	$112	$184,404	-	$(199,371)	$(14,855)

Balance, October 31, 2004	112,190	112	184,404		(199,371)	(14,855)
Shares issued for S8 stock - cash
and consultants’ fees	480,000	480	95,520			96,000
Shares issued pursuant private
Placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant to
Finder’s Fee	22,666	22	56,642			56,664
Shares issued pursuant to
Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant Share
Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock – cash
and consultants’ fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	66,392,473	$66,393	$1,905,406	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	$66,393	$1,905,406	-	$(3,221,028)	$(1,249,229)
Private Placements @ $1.00	1,695,710	1,696	1,694,014			1,695,710
Adjust to Transfer Agent	(2,507)	(2)	(2,505)			(2,507)
Net loss for the period					(1,975,554)	(1,975,554)
Balance, October 31, 2006	68,085,676	$68,086	$3,596,915		$(5,196,581)	$(1,531,580)

Net loss for the year					(243,950)	(243,950)
Balance, October 31, 2007	68,085,676	$68,086	$3,596,915		$(5,440,531)	(1,775,530)

The accompanying notes are an integral part of these audited financial statements

FORTUNA GAMING CORP. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006 (Stated in U.S. Dollars)

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

b)  Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of Fortuna Gaming Corp. and its wholly owned subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited (both inactive United Kingdom incorporated corporations). All intercompany accounts and transactions have been eliminated in consolidation.

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

Under the terms of the Agreement the Company paid a total of $1,473,336 relating to the development of financial software on behalf of its subsidiary Money Flow Canada. However, in February, 2005 the Company defaulted on its remaining payment obligations of $1,040,140. As a result, the parties agreed to rescind the Agreement by returning the 6,000,000 shares to the Company’s treasury in exchange for giving up its shares in MoneyFlow Canada. As a result of this termination, the Company wrote off its investment of $1,473,336 plus working capital of $42,358, creating a loss of $1,515,694.

d)  Change of Business and Use of Consultants During Re-organization and Start Up Stage

On June 28, 2005, the Company changed its name to Fortuna Gaming Corp. and underwent a change in management and direction and is currently involved in the acquisition and licensing of on-line and mobile gaming technologies.

As the Company is in the start-up stage, Fortuna Gaming Corp. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector. The services performed by consultants from June 28, 2005 to October 31, 2007 include legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to October 31, 2007 of $5,440,531 which includes the write-off of assets amounting to $1,515,694 in 2005 and the write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED. To date, the Company has no revenues. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)   Capital Assets and Amortization

Capital assets are recorded at cost and amortized on a straight line basis over estimated useful lives.

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

iii)	revenue and expense at the average rate in effect during the applicable accounting period

d)   Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)   Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

f)   Development Stage Company

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to October 31, 2007.

g)   Financial Instruments

The carrying values of cash, advances receivable, prepaid expenses, accounts payable and accrued liabilities, advances payable and demand loans payable approximate their carrying values due to the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

h)   Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” in order to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. This statement only applies when other standards require or permit the fair value measurement of assets and liabilities. This statement is effective for fiscal periods commencing after November 15, 2007 and the Company does not expect the adoption of this statement to have a significant effect on the Company’s results of operations or financial position.

On February 15, 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

3.	PREPAID EXPENSES

Prepaid expenses as of October 31, 2006 consisted of a $140 in legal fees held in trust on behalf of the Company. As at July 31, 2007 the legal fees have been fully expensed.

4.	SOFTWARE AND WEBSITE RIGHTS

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

Net book value of software and website rights consists of a domain name and the previously noted software license. The book value of these capital assets amounts to $49,736 as at October 31, 2007.

Capital assets are recorded at cost and amortized on a straight line basis over estimated useful lives of five years.

i)	Website Rights – Cost of $10,175 less accumulated amortization of $5,439

ii)	Software license – Cost of $45,000.

5.	LOANS PAYABLE AND PROMISSORY NOTE

(a)	During the fiscal year ending October 31, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the first GFED deposit. After the collapse of the GFED transaction, $322,260 was repaid to the lender, leaving a principle balance owing of $177,740. The loan is payable on demand and bears interest at a rate of 10% per annum accrued monthly.

(b)	During the fiscal year ending October 31, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the second GFED deposit. After the collapse of the GFED transaction, $410,000 was repaid to the lender, leaving a principle balance owing of $90,000. The loan is payable on demand and bears interest at a rate of 10% per annum accrued monthly.

The principle balance owing on the acquisition deposit loans in 5 (a) and 5 (b) amounts to $267,740. The Company has not received a formal demand for payment of the outstanding principle from either lender and is relying on continued support from its lenders while it restructures its finances and pursues other business opportunities and acquisitions.

(c)	During the fiscal year ending October 31, 2006, the Company received private placement advances, held in a lawyers’ trust account, totaling $2,000,000. The funds were to be used as a down payment associated with the acquisition of GFED. With the termination of the acquisition, $1,940,000 was returned to the lenders, leaving a balance of $60,000 owing to one lender at year end. The Promissory Note bears interest at a rate of 10% per annum accrued monthly. On November 2, 2006, the balance of $7,923 held in trust was returned to this lender. $3,978 was applied against accrued interest and the remaining $3,945 was applied against the principal leaving a balance of $56,055 outstanding. The Company has not received a formal demand for payment of the outstanding principle from the lender and is relying on continued support from this lender while it restructures its finances and pursues other business opportunities and acquisitions.

(d)	The Company has received advances from a third party to cover operating costs and the $45,000 payment for the gaming software license. Advances, consisting of three separate loans, total $918,853 as at October 31, 2007 and are payable on demand and have no fixed terms of repayment. The advances bear interest at a rate of 10% per annum accrued monthly. The Company has not received a formal demand for payment of the outstanding principle from this lender and is relying on continued support from the lender to allow it to restructure its finances.

6.	SHARE CAPITAL

a)	Authorized:

100,000,000 preferred shares with a par value of $0.001 per share
100,000,000 common shares with a par value of $0.001 per share

b)	Issued:

As of October 31, 2007 there have been no preferred shares issued.
As of October 31, 2007 the number of issued and outstanding common shares was 68,085,676.

c)	Stock Option Plan:

As at October 31, 2007, there were no stock options available.

d)	Weighted-average shares outstanding:

Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 68,085,676. Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti- dilutive.

7.	RELATED PARTY TRANSACTION

During the year, there were no related party transactions.

8.	SUBSEQUENT EVENT

On November 29, 2007, the Company received loan proceeds in the amount of $29,975 which is payable on demand, unsecured and bears interest at a rate of 10% per annum. The proceeds of the loan are being used for general working capital purposes.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants or our auditors. Moore & Associates, Chartered of Las Vegas, Nevada has been our auditor since our fiscal year ending October 31, 2005.

ITEM 8A.   CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this annual report on Form 10-KSB (the “Evaluation Date”), being October 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information relating to it would be made known to us by others, particularly during the period in which this annual report on Form 10-KSB was being prepared. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Office(s) Held

Richard Nikolaus Ritter Von Raffay	53	Director, President, Treasurer , Secretary
		Chief Executive Officer &
		Chief Financial Officer

Richard Von Raffay, was appointed president, secretary, treasurer and director October 1, 2006. Mr. Von Raffay has a Master of Business Administration from the Hamburg University for Economics and Politics and studied management economics and law at the University of Hamburg, law faculty. During his career, Mr. Von Raffay has acted as the Managing Director of Hanseatische Commodity und Capital GmbH, Senior Corporate Finance Advisor at Eutelis GmbH, Ratingen, subsidiary of Deutsche Telekom and France Telekom. In addition, he has served as a member of the supervisory board of Khan Oppenhiemer and Pictet AG in Hamburg

Term of Office

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended October 31, 2007, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them. No one with a principal position has failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation paid by or accrued for services rendered to us in all capacities during the past three fiscal years to our Chief Executive Officer and to each additional executive officer whose salary and bonus exceeded $100,000 (the “Named Executive Officer.”)

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	(1) Other Annual Comp- ensation ($)	Awards		Payouts	All Other Compen- sation ($)
					Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)
Richard Ritter v.Raffay	2007	$Nil	Nil	Nil	Nil	Nil	Nil	Nil
Douglas Waugh	2006 2005	$Nil $Nil	Nil Nil	120,000 40,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) paid as consulting fees to Mr. Waugh from July, 2005 to October, 2006.

Mr. Douglas Waugh was our president and director from September 1, 2005 to October 4, 2006. Mr. Richard Von Ratter has not received any compensation since taking over the presidency on October 1, 2006.

Stock Option Grants

As of the date of this annual report on Form 10-KSB, we do not have any outstanding options, warrants to purchase our common stock or securities convertible into shares of our common stock.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Employment Contracts, Termination of Employment and Change In Control Arrangements

We have not entered into any employment agreements with our officers and directors.

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

	Name and Address	Amount and Nature of	Percentage of
Title of Class	Of Beneficial Owner	Beneficial Ownership	Common Stock (1)

Common Stock	All Officers and Directors	Nil	0.0%

(1)	Based on 68,085,676 shares of our common stock issued and outstanding as of January 31, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 31, 2008

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the date of incorporation, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeded $60,000, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Amended Bylaws (1)
10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation (1)
10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation (1)
10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. And North American General Resources Corporation (1)
10.4	Asset Purchase Agreement dated October 25, 2004 among CMC Investments Inc., MoneyFlow Capital Corp., Canadian Cheque Cashing Corporation, Wayne Mah, and North American General Resources Corp.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2004, as amended.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended October 31, 2007 for professional services rendered by the principal accountant, Moore & Associates, Chartered Accountant and Advisors, for the audit of our annual financial statements, review of our October 31, 2007 Form 10-KSB, review of our January 31, 2007, April 30, 2007 and July 31, 2007 Form 10-QSB’s were as follows:

Audit Fee	$6,000
Review of Quarterly Reports	$7,000

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNA GAMING CORP.

By:	/s/ Richard Von Ritter
Richard Ritter v.Raffay
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: February 11, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Richard Ritter v.Raffay
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: February 11, 2008