Form 10QSB
period 2008-04-30
Fortuna Gaming Corp.
filed 2008-06-11
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

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

68,085,676 outstanding common shares as of June 6, 2008

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

FORTUNA GAMING CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008 and 2007
(Unaudited)

(Stated in US Dollars)

FORTUNA GAMING CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
April 30, 2008
(Unaudited - See Note 1)
(Stated in US Dollars)

	April 30,	October 31,
	2008	2007
ASSETS

Current
Cash and cash equivalents	$223	$223
Advances	-	549
	223	772

Software and Web Site Rights (Note 3)	49,381	49,736
	$49,604	$50,508
LIABILITIES

Current
Accounts Payable and accrued liabilities (Note 4)	356,590	369,012
Demand loan (Note 5(a) (b))	267,740	267,740
Promissory note (Note 5(c))	56,055	56,055
Demand loan (Note 5(d))	948,828	918,853
Interest payable	246,317	214,378
	$1,875,530	$1,826,038

STOCKHOLDERS' (DEFICIENCY) EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001 per
share
100,000,000 preferred shares with a par value of $0.001 per
share

Issued and Outstanding:
68,085,676 shares (Note 6(b))	$68,086	$68,086

Additional paid-in capital	3,596,915	3,596,915

Deficit Accumulated During The Development Stage	(5,490,927)	(5,440,531)
	$(1,825,926)	$(1,775,530)
	$49,604	$50,508

The accompanying notes are an integral part of these audited financial statements

FORTUNA GAMING CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited - see Note 1)
(Stated in US Dollars)

					Cumulative
					From
					Inception
					March 14,
					2002
	For the three months		For the six months		To
	Ended April 30,		Ended April 30,		April 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$

General and Administrative Expenses	-	13,292	18,457	18,967	3,284,587

Loss Before Other Expenses	-	(13,292)	(18,457)	(18,967)	(3,284,587)

Interest Expense	-	28,487	31,939	57,089	249,249

Loss Before Discontinued Operations	-	(41,779)	(50,396)	(76,056)	(3,533,836)

Loss From Discontinued Operations:
G-Fed acquisition costs					364,974
Mineral property option
and exploration expenditures					13,107
Write down of
web development costs					418
Write down of
capital assets					4,987
Write off of licensee fee
and related hardware					57,911
Loss on write off of assets
from discontinued business					1,515,694

Net Loss For The Period	-	(41,779)	(50,396)	(76,056)	(5,490,927)

Basic And Diluted Loss Per Share	(0.000)	(0.000)	(0.000)	(0.000)

Weighted Average Number
Of Shares Outstanding	68,085,676	68,085,676	68,085,676	68,085,676

The accompanying notes are an integral part of these audited financial statements

FORTUNA GAMING CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - see Note 1)
(Stated in US Dollars)

					Cumulative
					From
					Inception
					March 14,
					2002
	For the three months		For the six months		To
	Ended April 30,		Ended April 30,		April 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$
Cash Flows From Operating Activities
Net loss for the period	-	(41,779)	(50,396)	(76,056)	(5,490,927)
Non-cash items:
Write off abandoned software investment					1,515,694
Write down of web development costs					418
Write down of capital assets					4,986
Write down of license fee and related hardware					57,911
Amortization		507	355	1,015	38,397
	-	(41,272)	(50,041)	(75,041)	(3,873,521)
Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
Change in prepaid expense				600	-
Current protion of promissory note receivable					56,055
Change in advances receivable			549		-
Change in accounts payable and accrued liabilities		(495)	(12,423)	(16,273)	356,590
Acquisition deposit loans (Note 5(a) and 5(b))					267,740
Demand loan (Note 5(d))		31,280	29,976	78,624	940,329
Note payable (Note 5(d))					8,500
Change in interest payable		28,487	31,939	53,111	246,317
	-	18,000	-	41,021	(1,997,990)
Cash Flows From Financing Activities
Issue of common stock					252,041
Paid-in capital					3,412,960
Share subscriptions converted to common shares					-
Notes payable - acquisition				(3,945)	-
	-	-	-	(3,945)	3,665,001
Cash Flows From Investing Activities
Promissory note
Purchase of hardware					(38,400)
Software license fee		(18,000)		(45,000)	(95,000)
Purchase of domain names					(10,175)
G-Fed Deposit
Shares and Advances under Asset Purchase Agreement					(1,515,694)
Website development costs					(1,000)
Purchase of office equipment					(6,519)
	-	(18,000)	-	(45,000)	(1,666,788)
(Decrease) Increase In Cash For The Period	-	-	-	(7,924)	223

Cash, Beginning Of Period	223	223	223	8,147	-

Cash, End Of Period	223	223	223	223	223

The accompanying notes are an integral part of these audited financial statements

FORTUNA GAMING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) EQUITY
For the period March 14, 2002 (Date of Inception) to April 30, 2008
(Stated in US Dollars)

			Additional
	Common	Par	Paid-In	Subscriptions	Deficit
	Shares	Value	Capital	Receivable	Accumulated	TOTAL

Shares issued for cash at $0.001	48,000	$48	$5,952			$6,000
Shares issued to acquire mineral
Property interest at $0.001	160	-	20			20
Shares issued for cash at $0.01	58,404	58	72,945			73,003
Shares issued for cash at $0.15	5,626	6	105,487	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	112,190	$112	$184,404	$(19,602)	$(79,386)	$105,130

Balance, October 31, 2002	112,190	112	184,404	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	112,190	$112	$184,404	-	$(170,073)	$14,443

Balance, October 31, 2003	112,190	112	184,404	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	112,190	$112	$184,404	-	$(199,371)	$(14,855)

Balance, October 31, 2004	112,190	112	184,404	-	(199,371)	(14,855)
Shares issued for S8 stock
- cash and consultants' fees	480,000	480	95,520			96,000
Shares issued pursuant
private placement	577,334	578	1,442,758			1,443,336
Shares issued pursuant
to Finder's Fee	22,666	22	56,642			56,664
Shares issued pursuant
to Acquisition Agreement	1,200,000	1,200	28,800			30,000
Returned to Treasury	(1,200,000)	(1,200)	(28,800)			(30,000)
Shares issued pursuant
Share Exchange Agreement	30,000,000	30,000	(15,000)			15,000
Shares issued for S8 stock
- cash and consultants' fees	35,200,000	35,200	140,800			176,000
Adjust to Transfer Agent	283	1	282			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	66,392,473	$66,393	$1,905,406	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	66,392,473	66,393	1,905,406	-	(3,221,028)	(1,249,229)
Private Placements @ $1.00	1,695,710	1,696	1,694,014			1,695,710
Adjust to Transfer Agent	(2,507)	(2)	(2,505)			(2,507)
Net loss for the period					(1,975,554)	(1,975,554)
Balance, October 31, 2006	68,085,676	$68,086	$3,596,915	-	$(5,196,581)	$(1,531,580)
Net loss for the year					(243,950)	(243,950)
Balance, October 31, 2007	68,085,676	$68,086	$3,596,915	-	$(5,440,531)	$(1,775,530)
Net loss for the period					(50,396)	(50,396)
Balance, April 30, 2008	68,085,676	$68,086	$3,596,915	-	$(5,490,927)	$(1,825,926)

FORTUNA GAMING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited – See Note 1)
(Stated in U.S. Dollars)

Note 1	Interim Financial Statements

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2007 annual audited financial statements.

Operating results for the six months ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ended October 31, 2008.

Note 2	Nature and Continuance of Operations

a)	Organization

The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to April 30, 2008.

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

As the Company is in the start-up stage, Fortuna Gaming Corp. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector. The services performed by consultants from June 28, 2005 to April 30, 2008 include legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. To date, the Company has no revenues. At April 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $5,490,927 since its inception which includes the write-off of assets amounting to $1,515,694 in 2005 and the write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED, has a working capital deficiency of $1,875,306 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Net book value of software and website rights consists of a domain name and the previously noted software license. The book value of these capital assets amounts to $49,381 as at April 30, 2008.

Capital assets are recorded at cost and amortized on a straight line basis over estimated useful lives of five years.

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of outstanding fees relating to unpaid consulting services provided to the company during the fiscal year ended 2006 and 2007 and for the six months ended April 30, 2008.

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

(d)
Advances, consisting of three separate loans, total $948,828 as at April 30, 2008 and are payable on demand and have no fixed terms of repayment. The advances bear interest at a rate of 10% per annum accrued monthly. The Company has not received a formal demand for payment of the outstanding principle from this lender and is relying on continued support from the lender to allow it to restructure its finances.

Note 6	Share Capital

a)	Authorized:
100,000,000 preferred shares with a par value of $0.001 per share 100,000,000 common shares with a par value of $0.001 per share

b)	Issued:
As of April 30, 2008 there have been no preferred shares issued. As of April 30, 2008 the number of issued and outstanding common shares was 68,085,676.

c)	Stock Option Plan:
As at April 30, 2008, there were no stock options available.

d)	Weighted-average shares outstanding:

Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 68,085,676. Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti- dilutive.

Note 7	Related Party Transactions

During the six months ended April 30, 2008, there were no related party transactions.

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

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the six months ended April 30, 2008 and 2007. This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2007 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

Going Concern and Continuing Operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $5,490,927 as at April 30, 2008, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974. To date the Company is still in the development stage and has no sales.

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

Results of Operations for the Six Months Ended April 30, 2008 and April 30, 2007

As the Company is a Development Stage Company, we have not earned any revenues to date.

As a result of management’s decision to curtail operating costs while it assesses its future direction, expenses for the six months ended April 30, 2008 amounted to $50,396 compared to $34,276 for the same period in 2007. The operating costs of $50,396 for 2008 includes $31,939 in interest expense, $1,750 in professional fees, $13,878 in consulting fees, $1,500 in rent, $821 in filing fees, $355 in amortization costs and $153 in office expenses. The operating costs of $34,276 incurred in 2007 includes $28,601 in interest expense, $5,062 in professional fees, $106 in filing fees and $507 in amortization costs.

Net book value of software and website rights consists of a domain name and the previously noted software license. The book value of these capital assets amounts to $49,381 as at April 30, 2008.

The demand loans increased from $918,853 at October 31, 2007 to $948,853 as at April 30, 2008 to cover payments of current liabilities.

Accrued interest on debt amounts to $246,317 as at April 30, 2008.

Net Loss

Because of lack of operations, we had no loss or income for the three months ended April 30, 2008 compared to a loss of $34,276 for the same period 2007. We have incurred a net loss in the amount of $5,490,927 from inception to April 30, 2008, which includes the write off of our investment in MoneyFlow Canada, due diligence costs relating to GFED and write-offs of license fees.

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

We have incurred a net loss of $5,490,927 for the period from March 14, 2002 (inception) to April 30, 2008, and have no revenue to date. We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

FORTUNA GAMING CORP.

By:	/s/ Richard Ritter v. Raffay
Richard Ritter v. Raffay
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: June 11, 2008