Form 10-K
period 2008-10-31
PRINCIPAL CAPITAL GROUP, INC.
filed 2009-01-29
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2008

☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49995

PRINCIPAL CAPITAL GROUP, INC.
(Name of small business issuer in its charter)

NEVADA	98-0389183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ste. 100 – 9375 E. Shea Blvd.
Scottsdale, AZ 85260
(Address of principal executive offices)

Issuer’s Telephone Number
480 214 9588

Fortuna Gaming Corp.
(forrmer name, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, Par Value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes   [     ]    No   [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes   [     ]    No   [ X ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]    No   [     ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X ]

State issuer’s revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):   Aggregate market value of the 1,244 common voting stock held by non-affiliates of the registrant was $24,876 based on the bid price of $20.at January 19, 2009.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,234 common shares issued and outstanding as of January 19, 2009.

Transitional Small Business Disclosure Format (Check one):   Yes [     ]    No [ X ]

PRINCIPAL CAPITAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K

INDEX

PART I

ITEM 1.	BUSINESS.

CORPORATE ORGANIZATION – History and Development

Principal Capital Group, Inc. (“the “Company”) formerly Fortuna Gaming Corp. is a Development Stage Company, which had an interest in investing in the on-line and wireless gaming entertainment sector.  In June 2005, we brought in new management and a team of consultants to re-organize the company and seek out potential investments and technology partners within this sector.  To date, we have not generated any revenues or processed any transactions.

On June 28, 2005 we entered into a share exchange agreement with Fortuna Gaming (UK) Limited (“Fortuna”) and a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of our Company from MoneyFlow Capital Corporation to Fortuna Gaming Corp.  Fortuna Gaming (UK) Limited.and Fortuna Gaming Corp. both headquartered in London, England, wholly owned subsidiaries of the Company were incorporated to acquire and operate online gaming companies.  Fortuna Gaming (UK) Limited.was incorporated on August 31, 2005.  Fortuna Gaming Corp. Limited was incorporated on February 7, 2006.  To date, both Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited have not generated any revenues.

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
The company has not generated any revenue and is looking to establish a new business.

On November 7, 2008 the board of directors resolved to change the name of the company to Principal Capital  Group, Inc.

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

Fortuna Gaming Corp.

This business was entered into on June 28, 2005 and because of changes in the United States statutes was subsequently abandoned.

Principal Capital Group, Inc.

The company changed its name on November 7, 2008 with the intention of becoming a subsidiary of a BDC.  The new shareholders defaulted on their obligation under the Stock Purchase Agreement and the new officers and directors were replaced by the previous board and officers, who are seeking new opportunities for the company.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees

We have no employees as of the date of this Annual Report. We conduct our business largely through agreements with consultants and arms-length third parties.

ITEM 1A.	RISK FACTORS

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements.  Forward-looking statements include underlying assumptions and other statements that are other than historical facts.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission (“SEC”).

The Company has no formal lease on the premises out of which it currently operates.

The Company currently shares small office facility located at Ste.100, 9375 East Shea Blvd., Scottsdale AZ.  No formal lease or other agreement exists.  Space is being provided to the Company at no cost.

The Company may be asked to leave and vacate the premises at any time.  The Company’s current financial position prevents it from looking for other options to house its operations.  If the Company is asked to leave the premises it could be materially detrimental to the Company’s operations.

No established market for our products.

There is no established market for our products.  These products have never been sold before and the risk exists for the establishment of a new market.  We are counting on a new market developing and that the new market will accept our products as opposed to other alternatives.  The new market may not develop or may not develop in time to allow us to continue our operations.

The Company’s lack of operating history.

The Company has had no operations since its attempt to become involved in the on-line gaming industry. We have insufficient operating history upon which an evaluation of our future performance and prospects can be made.

Our business plan is unproven.

We have a limited operating history, with no track record to determine if our planned business will be financially viable or successful.  Our projected revenues from our business may fall short of our targeted goals and our profit margins may likewise not be achieved.  Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategies will be successful.

The Company will need financing which may not be available.

The Company has not established a source of equity or debt financing and will require such financing to establish our business and implement our strategic plan.  If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations.

We have no committed source of financing.  Wherever possible, we will attempt to use non-cash consideration to satisfy obligations.  In many instances, we believe that the non-cash consideration will consist of shares of our stock.  In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.  These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

Principal Capital Group, Inc.’s Common Stock has limited  prior trading market or liquidity, and there can be no assurances that any trading market will develop.

There is a limited trading market for our Common Stock.  No assurance can be given that an orderly trading market or any trading market will ever develop for our Common Stock.

In addition, Principal Capital Group, Inc. common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies.  At times, this volatility has been unrelated to the operating performance of particular companies.  These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of the Company’s actual operating performance.

The trading price of Principal Capital Group, Inc. Common Stock is likely to be subject to significant fluctuations.

There can be no assurance as to the prices at which Principal Capital Group, Inc. common stock will trade, if any trading market develops at all.  Until the Common Stock is fully distributed and an orderly market develops, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue.  Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including:

  the depth and liquidity of the market,
  developments affecting the business of  Principal Capital Group generally and the impact of those factors referred to below in particular, investor perception of Principal Capital Group, and
  General economic and market conditions.
We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) , as amended by SEC Release No. 33-8934 on June 26, 2008.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, commencing with our annual report for the fiscal year ending October 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year 2010.  The internal control report must include a statement
  Of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;
  Of management's assessment of the effectiveness of our internal control over financial reporting as of year end;
  Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and
  that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.
Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of  October 31, 2010.  We have not yet completed our assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

ITEM 2.	PROPERTIES.

We currently do not own any property.

ITEM 3.	LEGAL PROCEEDINGS.

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

On November 7, 2008, the shareholders approved the following items: 1) name change from Fortuna Gaming Corp. to Principal Capital Group, Inc., 2) a 1 for 2500 reverse split of all issued and outstanding shares .On December 19, 2008 the shareholders voted, as a result of the purchasers’ failure to complete their payment obligations, to remove the new directors and officers and re-appoint Alan Miller as the sole director and officer of the company.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “FGAM”. The following table indicates the high and low bid prices of our common shares during the calendar periods indicated:

1st Quarter 2007	$550	$175
2nd Quarter 2007	1,100	225
3rd Quarter 2007	500	275
4th Quarter 2007	575	175
1st Quarter 2008	400	175
2nd Quarter 2008	250	125
3rd Quarter 2008	125	75
4th Quarter 2008	100	25

The source of the high and low bid information above was obtained from Yahoo! Finance and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

The following changes to our Company’s issued and outstanding share capital and trading symbol have taken place:

November 29, 2004	Symbol change: NAGC	New Symbol: MFCC
June 1, 2005	Consolidation	1 share for every 25 shares previously held
June 28, 2005	Symbol change: MFCC	New Symbol: FGAM
July 5, 2005	Consolidation	1 share for every 10 shares previously held
September 16, 2005	Stock Split	2 shares for every 1 share previously held
November 7,2008	Symbol change	New Symbol PCGI
November 10, 2008	Consolidation	1 share for every 2,500 previously held

Holders of Our Common Stock

On January 19, 2009 we had 73 registered shareholders holding   39,234 shares of our common stock.

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

Recent Sales of Unregistered Securities

During the current fiscal year, we did not complete any sales of securities that were not registered pursuant to the Securities Act, however on November 18, 2008 the company did issue 12,000 common shares in payment of a $30,000 debt.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Principal Capital Group, Inc.., with inactive subsidiaries incorporated in the United Kingdom (Fortuna Gaming, Inc. (UK) Limited and Fortuna Gaming Corp. Limited) was initially established to pursue acquisitions in the online gaming business. With enactment of recent legislation in the US prohibiting or otherwise restricting the use of electronic payment processing of online bets from US citizens, management is now reassessing the long term strategy of continuing its online gaming efforts or to entertain other business initiatives.

Management will be focusing its efforts to  restructure its operations and pursue other business opportunities, joint ventures and acquisitions.

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended October 31, 2008 and 2007.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-K.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2008, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $5,440,531 as at October 31, 2008, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974.  To date the Company is still in the development stage and has no sales.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations for the Year Ended October 31, 2008

The company has had no revenue during the years ended October 31, 2007 and 2008.and no expenses, but wrote-off $49,736 for impaired assets  during the year ended October 31,2008.  The note holders have agreed not to add additional interest to the note obligations and therefore no interest has been accrued.

We incurred general and administrative expenses in the amount of Nil for the year ended October 31, 2008 compared to $127,270 for the preceding year, a decrease of $127,720 to reflect management’s decision to downsize the operations.

Net loss for the year amounted to $50,285 as compared to a net loss of $243,950 for the same period in 2007.

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

Liquidity and Financial Condition

We had cash on hand of $223 as at October 31, 2008 as compared to $223 as at October 31, 2007. Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

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

We have incurred a net loss of $5,440,531 for the period from March 14, 2002 (inception) to October 31, 2008, and have no revenue to date. As of October 31, 2008, we had cash in the amount of $223.  We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

PRINCIPAL CAPITAL GROUP, INC.
(formerly Fortuna Gaming Corp.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 and 2007

(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Principal Capital Group, Inc.
FKA Fortuna Gaming Corp
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Principal Capital Group, Inc. (A Development Stage Company) as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2008, 2007 and since inception on March 14, 2002 through October 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Principal Capital Group, Inc. (A Development Stage Company) as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2008, 2007 and since inception on March 14, 2002 through October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1f to the financial statements, the Company has incurred a net loss of $5,440,531 and has no revenues as of October 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1f.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
January 28, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

PRINCIPAL CAPITAL GROUP, INC..
(formerly Fortuna Gaming Corp.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
October 31, 2008 and 2007
(Stated in U.S. Dollars)

	October 31, 2008	October 31, 2007

ASSETS
Current
Cash and cash equivalents	$223	$223
Advances	-	549
Prepaid expenses (Note 3)	-	-
	223	772

Software and Web Site Rights (Note 4)	-	49,736
	$223	$50,508

LIABILITIES
Current
Accounts payable and accrued liabilities	339,012	369,012
Demand loan (Note 5(a) (b))	267,740	267,740
Promissory note (Note 5(c))	56,055	56,055
Demand loans (Note 5(d))	918,853	918,853
Interest payable	214,378	214,378
	$1,796,038	$1,826,038

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 preferred shares with a par value of $0.001 per share
100,000,000 common shares with a par value of $0.001 per share

Issued and Outstanding:
39,234 and 27,234 shares issued and outstanding, respectively (Note 6 (b))	$39	$27

Additional paid-in capital	3,694,962	3,664,975
Deficit Accumulated During The Development Stage	(5,490,816)	(5,440,531)
	$(1,795,266)	$(1,775,530)
	$223	$50,508

The accompanying notes are an integral part of these audited financial statements

PRINCIPAL CAPITAL GROUP, INC.
(formerly Fortuna Gaming Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended October 31, 2008 and October 31, 2007 and for the period from March 14, 2002 ( Date of Inception) to October 31, 2008
(Stated in US Dollars)

	For the Years Ended October 31		Cumulative From Inception March 14, 2002 To
	2008	2007	October 31, 2008

General and Administrative Expenses	$-	$127,270	$3,266,130

(Loss) Before Other Revenue and Expenses	-	$(127,270)	$(3,266,130)

Interest Expense	-	$116,680	217,310

Loss Before Discontinued Operations	$-	$(243,950)	$(3,483,440)

Loss from discontinued operations:
GFED acquisition costs	-	-	364,974
Mineral property option/exploration expenditures	-	-	13,107
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Write off of licensee fee/related hardware (Note 4)	-	-	57,911
Loss on write off of assets from discontinued business (Note 1(c))	50,285	-	1,565,979

Provision for income taxes	-	-	-

Net (Loss) For The Period	$(50,285)	$(243,950)	$(5,490,816)

Basic And Diluted (Loss) Per Share	$(1.51)	$(8.96)

Weighted Average Number Of Common Shares Outstanding	33,267	27,234

The accompanying notes are an integral part of these audited financial statements

PRINCIPAL CAPITAL GROUP, INC.
(formerly Fortuna Gaming Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 31, 2008 and October 31, 2007 and for the period from March 14, 2002 (Date of Inception) to October 31, 2008
(Stated in US Dollars)

	Years Ended October 31		Cumulative from inception March 14, 2002 to
	2008	2007	October 31, 2008

Net loss for the period	$50,285	$(243,950	$(5,490,816)
Non-cash items:
Write off of assets and working capital	-	-	1,515,694
Write off of license fee and related hardware	-	-	57,911
Write down of capital assets	-	-	4,986
Write off of web development costs	-	-	418
Amortization	-	2,030	38,042
	$50,285	$(241,920)	$(3,873,765)

Change in prepaid expense	-	740	-
Current portion of promissory note	-	-	56,055
Change in advances receivable	549	(549)	-
Share subscriptions received	-	-	-
Demand loans	-	142,124	918,853
Acquisition deposit loan	-	-	267,740
Notes payable - acquisition	-	(3,945)
Change in accounts payable and accrued liabilities	30,000	27,924	369,013
Change in interest payable	-	112,702	214,378
	30,000	$37,076	$(2,047,726)

Issue of common stock	30,000	-	252,041
Paid in capital	-	-	3,412,960
	30,000	$-	$3,665,001

Promissory notes	-	-	-
Purchase of hardware	-	-	(38,400)
Acquisition deposits	-	-	-
Software license fee/domain name	(49,736)	(45,000)	(45,264)
Purchase of domain names	-	-	(10,175)
Shares and advances under Asset Purchase Agreement	-	-	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)
	$(50,285)	$(45,000)	$(1,617,052)
(Decrease) Increase in Cash for The Period	-	(7,924)	223
Cash, Beginning of Period	223	8,147	-
Cash, End of Period	223	$223	$223

The accompanying notes are an integral part of these audited financial statements

PRINCIPAL CAPITAL GROUP, INC.
(formerly Fortuna Gaming Corp)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIENCY) EQUITY
For the period March 14, 2002 (Date of Inception) to October 31, 2008
 (Stated in U.S. Dollars)

			Additional		Deficit Accumulated
	Common	Par	Paid-In	Subscriptions	during the
	Shares	Value	Capital	Receivable	Development stage	TOTAL

Shares issued for cash at $0.001	19	$0	$6,000			$6,000
Shares issued to acquire mineral
Property interest at $0.001	1	0	20			20
Shares issued for cash at $0.01	23	0	73,003			73,003
Shares issued for cash at $0.15	2	0	105,493	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	45	$0	$184,516	$(19,602)	$(79,386)	$105,130

Balance, October 31, 2002	45	0	184,516	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	45	$0	$184,516	-	$(170,073)	$14,443

Balance, October 31, 2003	45	0	184,516	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	45	$0	$184,516	-	$(199,371)	$(14,855)

Balance, October 31, 2004	45	0	184,516		(199,371)	(14,855)
Shares issued for S8 stock - cash and consultants’ fees	192	0	96,000			96,000
Shares issued pursuant private	231	0	1,443,336			1,443,336
Placement
Shares issued pursuant to	9	0	56,664			56,664
Finder’s Fee
Shares issued pursuant to	1	480	29,520			30,000
Acquisition Agreement
Returned to Treasury	(1)	(480)	(29,520)			(30,000)
Shares issued pursuant Share Exchange Agreement	12,000	12	14,988			15,000
Shares issued for S8 stock – cash and consultants’ fees	14,080	14	175,986			176,000
Adjust to Transfer Agent	(1)	0	283			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	26,557	$26	$1,971,773	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	26,557	$26	$1,971,773	-	$(3,221,028)	$(1,249,229)
Private Placements @ $1.00	678	0	1,695,710			1,695,710
Adjust to Transfer Agent	(1)	1	(2,508)			(2,507)
Net loss for the period					(1,975,554)	(1,975,554)
Balance, October 31, 2006	27,234	$27	$3,664,975		$(5,196,581)	$(1,531,580)

Net loss for the year					(243,950)	(243,950)
Balance, October 31, 2007	27,234	$27	$3,664,975		$(5,440,531)	$(1,775,530)
Debt liquidation	12,000	12	29,988			30,000
Net loss for the year					(50,285)	(50,285)
Balance, October 31, 2008	39,234	$39	$3,694,963		$(5,490, 816)	$(1,795,815)

The accompanying notes are an integral part of these audited financial statements

PRINCIPAL CAPITAL GROUP, INC.
(formerly Fortuna Gaming Group)
 (A Development Stage Company)

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007
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

By way of a reverse take over the Company changed its business and on June 28, 2005 a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from MoneyFlow Capital Corporation to Principal Capital Group, Inc. Corp.

On June 28, 2005 the company changed its name to Fortuna Gaming Corp.

On November 10, 2008 the company, at a special meeting of the directors, changed the name of the corporation to Principal Capital Group, Inc.

b)    Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of Principal Capital Group, Inc. Corp. and its wholly owned subsidiaries, Principal Capital Group, Inc. (UK) Limited and Principal Capital Group, Inc. Corp. Limited (both inactive United Kingdom incorporated corporations). All intercompany accounts and transactions have been eliminated in consolidation.

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

d)    Change of Business and Use of Consultants During Re-organization and Start Up Stage

On June 28, 2005, the Company changed its name to Principal Capital Group, Inc.. and underwent a change in management and direction and is currently involved in the acquisition and licensing of on-line and mobile gaming technologies.

As the Company is in the start-up stage, Principal Capital Group, Inc. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to October 31, 2008 include legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to October 31, 2008 of $5,440,531 which includes the write-off of assets amounting to $1,515,694 in 2005 and the write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED.  To date, the Company has no revenues. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. z

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

f)    Development Stage Company

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to October 31, 2008.

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

h)    Recent Accounting Pronouncements

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.

This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;

(b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	PREPAID EXPENSES

Prepaid expenses as of October 31, 2006 consisted of a $140 in legal fees held in trust on behalf of the Company.  As at July 31, 2007 the legal fees have been fully expensed.   There are no additional prepaid expenses.

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

During the current fiscal year, it has been determined that the domain name rights and software license rights are no longer viable and have been accordingly written off.

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

(d)
The Company has received advances from a third party to cover operating costs and the $45,000 payment for the gaming software license.  Advances, consisting of three separate loans, total $918,853 as at October 31, 2008 and are payable on demand and have no fixed terms of repayment.  The advances bear interest at a rate of 10% per annum accrued monthly.  The Company has not received a formal demand for payment of the outstanding principle from this lender and is relying on continued support from the lender to allow it to restructure its finances.

6.	SHARE CAPITAL

a)	Authorized:
100,000,000 preferred shares with a par value of $0.001 per share
100,000,000 common shares with a par value of $0.001 per share

b)	Issued:
As of October 31, 2008 there have been no preferred shares issued.
As of October 31, 2008 the number of issued and outstanding common shares was 39234.

c)	Stock Option Plan:
As at October 31, 2008, there were no stock options available.

d)	Weighted-average shares outstanding:
Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 33,267. Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti-dilutive.

e)	On October 1, 2008, the Company issued 12,000 shares of common stock to retire $30,000 of debt.

7.	RELATED PARTY TRANSACTION

During the year, there were no related party transactions.

8.	INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carryforward of $5,490,816 as of October 31, 2008 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of October 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax asset:
Net operating loss carryforward	$5,490,816	$5,440,531
Valuation allowance	(5,490,816)	(5,440,531)

	$-	$-

The components of income tax expense are as follows:
	2008	2007

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(114,751)	(95,140)
Change in allowance	$114,751	$95,140

	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

9.	SUBSEQUENT EVENTS

On November 29, 2007, the Company received loan proceeds in the amount of $29,975 which is payable on demand, unsecured and bears interest at a rate of 10% per annum.  The proceeds of the loan are being used for general working capital purposes.

On November 7, 2008, Principal Capital Group, Inc, (DE) acquired 64,876,154 pre reverse split shares of common stock from a shareholder through a Stock Purchase Agreement and changed the name of the company to Principal Capital Group, Inc. (NV).

Effective November 10, 2008, the company effectuated the recapitalization of the Company through a reverse split where by the holders of  common shares received 1 common share for each 2500 common shares owned.

On November 7, 2008 the company appointed a new board of directors and new officers.

On December 19,2008 a majority of the shareholders declared the company in default under the Stock Purchase Agreement, and voted to remove the newly appointed officers and directors and appointed Alan Miller, the former director and officer as the sole director and President and Secretary of the  company.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants or our auditors.  Moore & Associates, Chartered of Las Vegas, Nevada has been our auditor since our fiscal year ending October 31, 2005.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this annual report on Form 10-KSB (the “Evaluation Date”), being October 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information relating to it would be made known to us by others, particularly during the period in which this annual report on Form 10-KSB was being prepared. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Office(s) Held

Alan Miller	49	Director, President, , Secretary

On November 7, 2008 certain shareholders of the Company entered into a definitive stock purchase agreement with various shareholders of Principal Capital Group, Inc., a Nevada corporation, to acquire a controlling interest in the Company.  As a result of the purchasers not completing their obligations pursuant to the terms of that agreement, a majority of the shareholders of the Company, voted to reverse the transaction, remove the management, newly elected directors and officers and re-appointed Alan Miller as the sole director and officer of the Company.

Alan Miller has worked as a security broker and an executive for a variety of companies during his career specializing in the securities industry. In 1990 he funded Winchester Securities, a brokerage firm based in Kansas City, Kansas. In 2008 he served as a director for Fortuna Gaming Corp, a Nevada Corporation.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended October 31, 2008, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	(1) Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Richard Ritter v.Raffay	2008	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
Douglas Waugh	2006	$ Nil	Nil	120,000	Nil	Nil	Nil	Nil
	2005	$ Nil	Nil	40,000	Nil	Nil	Nil	Nil

(1)	paid as consulting fees to Mr. Waugh from July, 2005 to October, 2006.

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

(1)
Based on 27,234  shares of our common stock issued and outstanding as of January 31, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 31, 2008

Change in Control

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

ITEM 13.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Amended Bylaws (1)
10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation (1)
10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation (1)
10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. And North American General Resources Corporation (1)
10.4	Asset Purchase Agreement dated October 25, 2004 among CMC Investments Inc., MoneyFlow Capital Corp., Canadian Cheque Cashing Corporation, Wayne Mah, and North American General Resources Corp.
10.5	Stock Purchase Agreement dated November 7, 2008.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2004, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended October 31, 2008 for professional services rendered by the principal accountant, Moore & Associates, Chartered Accountant and Advisors, for the audit of our annual financial statements, review of our October 31, 2008 Form 10-K, review of our January 31, 2007, April 30, 2007 and July 31, 2007 Form 10-QSB’s were as follows:

Audit Fee	$ 3,750
Review of Quarterly Reports	$ 5,250

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL CAPITAL GROUP, INC.

By:	/s/ Alan Miller
Alan B. Miller
President, Secretary
and Director

Date: January 29, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alan Miller
Alan B. Miller
President, Secretary
and Director

Date: January 29, 2009