Form 10-K/A
period 2008-10-31
PRINCIPAL CAPITAL GROUP, INC.
filed 2009-01-30
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $5,490,816 as at October 31, 2008, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974.  To date the Company is still in the development stage and has no sales.

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

Results of Operations for the Year Ended October 31, 2008

The company has had no revenue during the years ended October 31, 2007 and 2008.and no expenses, but wrote-off $50,285 for impaired assets  during the year ended October 31,2008.  The note holders have agreed not to add additional interest to the note obligations and therefore no interest has been accrued.

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

We have incurred a net loss of $5,490,816 for the period from March 14, 2002 (inception) to October 31, 2008, and have no revenue to date. As of October 31, 2008, we had cash in the amount of $223.  We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1f to the financial statements, the Company has incurred a net loss of $5,490,816 and has no revenues as of October 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1f.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this annual report on Form 10-K (the “Evaluation Date”), being October 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information relating to it would be made known to us by others, particularly during the period in which this annual report on Form 10-K was being prepared. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 13.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Amended Bylaws (1)
10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation (1)
10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation (1)
10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. And North American General Resources Corporation (1)
10.4	Asset Purchase Agreement dated October 25, 2004 among CMC Investments Inc., MoneyFlow Capital Corp., Canadian Cheque Cashing Corporation, Wayne Mah, and North American General Resources Corp.
10.5	Stock Purchase Agreement dated November 7, 2008.
23.1	Consent of Independent Registered Accounting Firm
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2004, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Date: January 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alan Miller
Alan B. Miller
President, Secretary
and Director

Date: January 30, 2009