Form 10-K/A
period 2008-10-31
PRINCIPAL CAPITAL GROUP, INC.
filed 2009-02-17
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
Yes   [ X ]    No   [     ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [     ]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,539,234 common shares issued and outstanding as of January 31, 2009.

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

Holders of Our Common Stock

On January 31, 2009 we had 73 registered shareholders holding 5,539,234 shares of our common stock.

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

Recent Sales of Unregistered Securities

During the current fiscal year, we did not complete any sales of securities that were not registered pursuant to the Securities Act, however on November 18, 2008 the company did issue 12,000 common shares in payment of a $30,000 debt. On January 21, 2009, the Company agreed to issue a total of 5,500,000 shares to various creditors in exchange for the conversion of $60,000 in debt.  The debt was converted at the option of the creditors, and will represent a reduction to the outstanding debt owed by the Company to its creditors.  These debt conversions will be reflected in the financial statements for the quarter ending January 31, 2009.

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

f)
On January 21, 2009, the Company agreed to issue a total of 5,500,000 shares to various creditors in exchange for the conversion of $60,000 in debt.  The debt was converted at the option of the creditors, and will represent a reduction to the outstanding debt owed by the Company to its creditors.  These debt conversions will be reflected in the financial statements for the quarter ending January 31, 2009.

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

On January 21, 2009, the Company agreed to issue a total of 5,500,000 shares to various creditors in exchange for the conversion of $60,000 in debt.  The debt was converted at the option of the creditors, and will represent a reduction to the outstanding debt owed by the Company to its creditors.  These debt conversions will be reflected in the financial statements for the quarter ending January 31, 2009.

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

Date: February 17, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alan Miller
Alan B. Miller
President, Secretary
and Director

Date: February 17, 2009