Form 10-Q
period 2009-01-31
PRINCIPAL CAPITAL GROUP, INC.
filed 2009-03-31
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

[     ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________to __________

Commission File Number: 000-49995

PRINCIPAL CAPITAL GROUP, INC.
(Exact name of small business Issuer as specified in its charter)

Nevada	98-0389183
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 100 – 9375 E. Shea Blvd.
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:
480.214.9588

Fortuna Gaming Corp.
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

[     ]  Yes        [ X ]  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,539,234 outstanding common shares as of March 24, 2009

Transitional Small Business Disclosure Format (Check one):   Yes  [    ]        No [ X ]

PART I - FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS.

Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. As used in this interim report, the terms "we", "us", "our", and “our company” mean Principal Capital Group, Inc. and its wholly owned subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gamining Corp. Lrd., unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 and 2008

(Unaudited)

(Stated in US Dollars)

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(stated in U.S. dollars)

	January 31, 2008	October 31, 2008

ASSETS
Current
Cash and cash equivalents	$223	223
Advances	-	-
Prepaid expenses (Note 3)	-	-
	223	223

Software and Web Site Rights (Note 4)	-	-
	$223	223

LIABILITIES
Current
Accounts payable and accrued liabilities	292,012	339,012
Demand loan (Note 5(a) (b))	267,740	267,740
Promissory note (Note 5(c))	56,055	56,055
Demand loans (Note 5(d))	918,853	918,853
Interest payable	214,378	214,378
	$1,749,038	1,796,038

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 preferred shares with a par value of $0.001 per share
100,000,000 common shares with a par value of $0.001 per share

Issued and Outstanding:
5,539,234 and 27,234 shares issued and outstanding, respectively (Note 6 (b))	$5539	39

Additional paid-in capital	3,749,462	3,694,962
Deficit Accumulated During The Development Stage	(5,503,816)	(5,503,816
	$(1,748,815)	(1,795,815
	$223	223

The accompanying notes are an integral part of these audited financial statements

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – see Note 1)
(Stated in US Dollars)

			Cumulative
			From Inception
	For the three months		March 14, 2002
	Ended January 31,		To
	2009	2008	January 31, 2009
	$	$	$

General and Administrative Expenses	13,000	18,457	3,279,130

Loss Before Other Expenses	(13,000)	(18,457)	(3,279,130)

Interest Expense	-	31,939	217,310

Loss Before Discontinued Operations	(13,000)	(50,396)	(3,496,440)

Loss From Discontinued Operations:
G-Fed acquisition costs	-	-	364,974
Mineral property option and exploration expenditures	-	-	13,107
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Write off of licensee fee and related hardware	-	-	57,911
Loss on write off of assets from discontinued business	-	-	1,565,979

Net Loss For The Period	(13,000)	(50,396)	(5,503,816)

Basic And Diluted Loss Per Share	$.02	$1.85

Weighted Average Number Of Shares Outstanding	640,745	27,234

The accompanying notes are an integral part of these audited financial statements

PRINCIPAL CAPITAL GROUP, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)

	Years Ended January 31			Cumulative from inception March 14, 2002 to
	2009		2008	January 31, 2009

Net loss for the period		$13,000	50,285	$(5,503,816)
Non-cash items:
Write off of assets and working capital		-	-	1,515,694
Write off of license fee and related hardware		-	-	57,911
Write down of capital assets		-	-	4,986
Write off of web development costs		-	-	418
Amortization		-	-	38,042
		$13,000	50,285	$(3,886,765)

Change in prepaid expense		-	-	-
Current portion of promissory note		-	-	56,055
Change in advances receivable		-	549	-
Share subscriptions received		-	-	-
Demand loans		-	-	918,853
Acquisition deposit loan		-	-	267,740
Notes payable – acquisition		-	-
Change in accounts payable and accrued liabilities		47,000	30,000	322,013
Change in interest payable		-		214,378
		47,000	30,000	$(2,107,726)

Issue of common stock		5,500	30,000	257,541
Paid in capital		54,500		3,467,460
		60,000	30,000	$3,725,001

Promissory notes		-		-
Purchase of hardware		-		(38,400)
Acquisition deposits		-		-
Software license fee/domain name		-	(49,736)	(45,264)
Purchase of domain names		-		(10,175)
Shares and advances under Asset Purchase Agreement		-		(1,515,694)
Website development costs		-		(1,000)
Purchase of office equipment		-		(6,519)
	$		(50,285)	$(1,617,052)
(Decrease) Increase in Cash for The Period		-		223
Cash, Beginning of Period		223		-
Cash, End of Period		223		$223

The accompanying notes are an integral part of these audited financial statemen

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period March 14, 2002 (Date of Inception) to January 31, 2009
(Stated in US Dollars)

			Additional
	Common	Par	Paid-In	Subscriptions	Deficit
	Shares	Value	Capital	Receivable	Accumulated	TOTAL

Shares issued for cash at $0.001	19	$.02	$5,999.98			$6,000
Shares issued to acquire mineral
Property interest at $0.001	1	-	20			20
Shares issued for cash at $0.01	23	.02	73002.98			73,003
Shares issued for cash at $0.15	2	-	105,493	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	45	$.045	$184,515.96	$(19,602)	$(79,386)	$105,130

Balance, October 31, 2002	45	.045	184,515.96	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	45	$.045	$184,515.96	-	$(170,073)	$14,443

Balance, October 31, 2003	45	.045	184,515.96	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	45	$.045	$184,515.96	-	$(199,371)	$(14,855)

Balance, October 31, 2004	45	.045	184,515.96	-	(199,371)	(14,855)
Shares issued for S8 stock
- cash and consultants’ fees	192	.19	96,000.			96,000
Shares issued pursuant
private placement	231	.23	1,443,335.77			1,443,336
Shares issued pursuant
to Finder’s Fee	9	.01	56,664.			56,664
Shares issued pursuant
to Acquisition Agreement	480	.48	29,999.52			30,000
Returned to Treasury	(480)	(.48)	(29,999.52)			(30,000)
Shares issued pursuant
Share Exchange Agreement	12,000	12.	14,988.			15,000
Shares issued for S8 stock
- cash and consultants’ fees	14,080	14.08	175,985.92			176,000
Adjust to Transfer Agent	1	-	283			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	26,557	$26.56	$1,971,773.64	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	26,557	26.56	1,971,773.64	-	(3,221,028)	(1,249,229)
Private Placements @ $1.00	678	.68	1,695,709.32			1,695,710
Adjust to Transfer Agent	(1)	-)	(2,507)			(2,507)
Net loss for the period					(1,975,554)	(1,975,554)
Balance, October 31, 2006	27,234	$27.24	$3,664,975.96	-	$(5,196,581)	$(1,531,580)
Net loss for the year					(243,950)	(243,950)
Balance, October 31, 2007	27,234	$27.24	$3,664,975.96	-	$(5,440,531)	$(1,775,530)
Net loss for the period					(50,285)	(50,285)
Shares issued for debt	12,000	12.	29,988.			30,000
Balance, October 31, 2008	39,234	$39.24	$3,694,963	-	$(5,503,816)	$1,795,815
Shares issued for debt	5,500,000	5,500	54,500.			60,000
Net loss for the period					13,000	(13,000)
Balance, January 31, 2009	5,539,234	5,539.	3,749,463.		5,503,816	(1,748,815)

The accompanying notes are an integral part of these financial statements

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(Unaudited – See Note 1)
(Stated in U.S. Dollars)

Note 1	Interim Financial Statements

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2008 annual audited financial statements.

Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ended October 31, 2009.

Note 2	Nature and Continuance of Operations

a)	Organization

The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to January 31, 2009.

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

By way of a reverse take over the Company changed its business and on June 28, 2005 a Certificate of Amendment was filed with the Secretary of State in Nevada to change the name of the Company from MoneyFlow Capital Corporation to Fortuna Gaming Corp.  and underwent a change in management and direction and became  involved in the acquisition and licensing of on-line and mobile gaming technologies.

On November 7, 2008 the board of directors resolved to change the name of the company to Principal Capital  Group, Inc. and undertook the search of new opportunities for the company.

b)	Change of Business and Use of Consultants During Re-organization and Start Up Stage

On November 7,2008, the Company changed its name to Principal Capital Group, Inc. and underwent a change in management and direction and is currently involved in the development and licensing of technical products.

 As the Company is in the start-up stage, Principal Capital Group, Inc. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience.in the  legal and financial services sector. The services performed by consultants from June 28, 2005 to January 31, 2009 include legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. To date, the Company has no revenues. At January 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $5,503,816 since its inception which includes the write-off of assets amounting to $1,515,694 in 2005 and the write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED, has a working capital deficiency of $1,748,815 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Net book value of software and website rights consists of a domain name and the previously noted software license. The book value of these capital assets of $49,381 was written off during the year ended October 31, 2008..

Capital assets are recorded at cost and amortized on a straight-line basis over estimated useful lives of five years.

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of outstanding fees relating to unpaid consulting services provided to the company during the fiscal year ended 2006, 2007 and 2008 and for the three months ended January 31, 2009.

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

(d)
Advances, consisting of three separate loans, total $948,828 as at January 31, 2009 and are payable on demand and have no fixed terms of repayment. The advances bear interest at a rate of 10% per annum accrued monthly. The Company has not received a formal demand for payment of the outstanding principle from this lender and is relying on continued support from the lender to allow it to restructure its finances.

Note 6	Share Capital

a)	Authorized:
100,000,000 preferred shares with a par value of $0.001 per share 100,000,000 common shares with a par value of $0.001 per share

b)	Issued:
As of January 31, 2009 there have been no preferred shares issued. As of January 31, 2009 the number of issued and outstanding common shares was 5,539,234

c)	Stock Option Plan:
As at January 31, 2009, there were no stock options available.

d)	Weighted-average shares outstanding:

Loss per share has been calculated using the weighted-average number of common shares outstanding during the year of 640,745. Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti- dilutive.

Note 7	Related Party Transactions

During the three months ended January 31, 2009, 5,500,000 common shares were issued to two creditors as payment  for $60,000 in debt..

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Principal Capital Group, Inc. and it’s wholly owned subsidiaries.

PLAN OF OPERATIONS

Principal Capital Group, Inc., with inactive subsidiaries incorporated in the United Kingdom (Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. was initially established to pursue acquisitions in the online gaming business. With enactment of legislation in the US prohibiting or otherwise restricting the use of electronic payment processing of online bets from US citizens, management has had to reassess the long-term strategy of continuing its online gaming efforts or to entertain other business initiatives.

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

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the three months ended January 31, 2009 and 2008. This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2008 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

The consolidated financial statements have, in our opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies outlined in our October 31, 2008 10KSB.

Going Concern and Continuing Operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $5,503,816 as at January 31, 2009, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974. To date the Company is still in the development stage and has no sales.

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

Results of Operations for the Three Months Ended January 31, 2009 and January 31, 2008.

As the Company is a Development Stage Company, we have not earned any revenues to date.

As a result of management’s decision to curtail operating costs while it assesses its future direction, expenses for the three  months ended January 31, 2009 amounted to $nil compared to $50,396 for the same period in 2008. The operating costs of $50,396 for 2008 includes $31,939 in interest expense, $1,750 in professional fees, $13,878 in consulting fees, $1,500 in rent, $821 in filing fees, $355 in amortization costs and $153 in office expenses.  The holders of the promissory note have agreed not to demand interest and therefore no interest has been accrued for the period ended January 31, 2009.

The demand loans increased from $918,853 at October 31, 2008 to $948,853 as at October  31, 2009 to cover payments of current liabilities.

Accrued interest on debt amounts to $246,317 as at January 31, 2009.

Net Loss

Our Loss for the three months ended January 31, 2009 amounted to $nil compared to a loss of $50,396  for the same period 2008. We have incurred a net loss in the amount of $5,503,816 from inception to January 31, 2009, which includes the write off of our investment in MoneyFlow Canada, due diligence costs relating to GFED and write-offs of license fees.

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

We have incurred a net loss of $5,503,816 for the period from March 14, 2002 (inception) to January 31, 2009, and have no revenue to date. We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

PRINCIPAL CAPITAL GROUP, INC.

Date: March 30, 2009	By:	/s/ Alan B. Miller
Alan B. Miller
President, Secretary and
Chief Financial Officer