Form 10-Q
period 2009-04-30
PRINCIPAL CAPITAL GROUP, INC.
filed 2009-06-17
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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

5,539,234 outstanding common shares as of June 8, 2009

Transitional Small Business Disclosure Format (Check one):   Yes  [     ]    No [ X ]

PART I - FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS.

Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. As used in this interim report, the terms "we", "us", "our", and “our company” mean Principal Capital Group, Inc. and its wholly owned subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gamining Corp. Lrd., unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

 CONSOLIDATED BALANCE SHEET
(stated in U.S. dollars)

	April 30, 2009		October 31, 2008
	Unaudited		Audited
ASSETS
Current
Cash and cash equivalents	$223		223
	223		223

Software and Web Site Rights (Note 3)	-		-
	$223		223

LIABILITIES
Current
Accounts payable and accrued liabilities	295,762		339,012
Demand loan (Note 5(a) (b))	267,740		267,740
Promissory note (Note 5(c))	56,055		56,055
Demand loans (Note 5(d))	918,853		918,853
Interest payable	214,378		214,378
	$1,752,788		1,796,038

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 preferred shares with a par value of $0.001 per share
100,000,000 common shares with a par value of $0.001 per share

Issued and Outstanding:
5,539,234 and 39,234 shares issued and outstanding, respectively (Note 6 (b))	$5539		39

Additional paid-in capital	3,749,462		3,694,962
Deficit Accumulated During The Development Stage	(5,507,566)		(5,490,816)
	$(1,752,565.	)	(1,795,815)
	$223		223

The accompanying notes are an integral part of these audited financial statements

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - see Note 1)
(Stated in US Dollars)

					Cumulative from Inception,
	For the three months		For the six months		March 14, 2002
	Ended April 30,		Ended April 30		To April 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$
Operating Expenses
General and Administrative Expenses	13,000	-	16,750	18,457	3,282,880

Loss Before Other Expenses	(13,000)	-	(16,750)	(18,457)	(3,282,880)

Interest Expense	-	-	-	31,939	217,310

Loss Before Discontinued Operations	(13,000)	-	(16,750)	(50,396)	(3,500,190)

Loss From Discontinued Operations:
G-Fed acquisition costs					364,974
Mineral property option
and exploration expenditures					13,107
Write down of
web development costs					418
Write down of
capital assets					4,987
Write off of licensee fee
and related hardware					57,911
Loss on write off of assets
from discontinued business					1,565,979

Net Loss before income taxes	(13,000)

Provision for income taxes	-	-	-	-	-
Net Loss For The Period	(13,000)	-	(16,750)	(50,396)	(5,507,566)

Basic And Diluted Loss Per Share	(0.02)	-	(0.011)	(0.000)

Weighted Average Number
Of Shares Outstanding	640,745	68,085,676	1,508,837	68,085,676

The accompanying notes are an integral part of these audited financial statements

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - see Note 1)
(Stated in US Dollars)

					Cumulative From Inception
	For the three months		For the six months		March 14, 2002
	Ended April 30,		Ended April 30,		To April 30,
	2009	2008	2009	2008	2008
	$	$	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(3,750)	-	(16,750)	(50,396)	(5,507,566)
Non-cash items:
Write off abandoned software investment					1,515,694
Write down of web development costs					57,911
Write down of capital assets					4,986
Write down of license fee and related hardware					418
Amortization				355	38,042
	(3,750)		(16,750)	(50,041)	(3,890,515)
Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
Change in prepaid expense					-
Current protion of promissory note receivable					56,055
Change in advances receivable				549	-
Change in accounts payable and accrued liabilities	3,750		16,750	(12,423)	325,763
Acquisition deposit loans (Note 5(a) and 5(b))					267,740
Demand loan (Note 5(d))				29,976	918,853
Note payable (Note 5(d))
Change in interest payable				31,939	214,378
	-	-	-	-	(2,107,726)
Cash Flows From Financing Activities
Issue of common stock					257,541
Paid-in capital					3,467,460
Share subscriptions converted to common shares					-
Notes payable - acquisition					-
	-	-	-	-	3,725,001
Cash Flows From Investing Activities
Promissory note
Purchase of hardware					(38,400)
Software license fee					(45,264)
Purchase of domain names					(10,175)
G-Fed Deposit
Shares and Advances under Asset Purchase Agreement					(1,515,694)
Website development costs					(1,000)
Purchase of office equipment					(6,519)
	-	-	-	-	(1,617,052)
(Decrease) Increase In Cash For The Period	-	-	-	-	223

Cash, Beginning Of Period	223	223	223	223	-

Cash, End Of Period	223	223	223	223	223

The accompanying notes are an integral part of these audited financial statements

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period March 14, 2002 (Date of Inception) to January 31, 2009
(Stated in US Dollars)

			Additional
	Common	Par	Paid-In	Subscriptions	Deficit
	Shares	Value	Capital	Receivable	Accumulated	TOTAL

Shares issued for cash at $0.001	19	$0.02	$5,999.98			$6,000
Shares issued to acquire mineral
Property interest at $0.001	1	-	20			20
Shares issued for cash at $0.01	23	0.02	73002.98			73,003
Shares issued for cash at $0.15	2	-	105,493	(19,602)		105,493
Net loss for the period					(79,386)	(79,386)
Balance, October 31, 2002	45	$0.045	$184,515.96	$(19,602)	$(79,386)	$105,130

Balance, October 31, 2002	45	0.045	184,515.96	(19,602)	(79,386)	105,130
Share subscriptions received				19,602
Net loss for the period					(90,687)	(90,687)
Balance, October 31, 2003	45	$0.045	$184,515.96	-	$(170,073	$14,443

Balance, October 31, 2003	45	0.045	184,515.96	-	(170,073)	14,443
Net loss for the period					(29,298)	(29,298)
Balance, October 31, 2004	45	$0.045	$184,515.96	-	$(199,371)	$(14,855)

Balance, October 31, 2004	45	0.045	184,515.96	-	(199,371)	(14,855)
Shares issued for S8 stock
- cash and consultants’ fees	192	0.19	96,000.00			96,000
Shares issued pursuant
private placement	231	0.23	1,443,335.77			1,443,336
Shares issued pursuant
to Finder’s Fee	9	0.01	56,664.00			56,664
Shares issued pursuant
to Acquisition Agreement	480	0.48	29,999.52			30,000
Returned to Treasury	(480)	(.48)	(29,999.52)			(30,000
Shares issued pursuant
Share Exchange Agreement	12,000	12	14,988.00			15,000
Shares issued for S8 stock
- cash and consultants’ fees	14,080	14.08	175,985.92			176,000
Adjust to Transfer Agent	1	-	283			283
Net loss for the period					(3,021,657)	(3,021,657)
Balance, October 31, 2005	26,557	$26.56	$1,971,773.64	-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	26,557	26.56	1,971,773.64	-	(3,221,028)	(1,249,229)
Private Placements @ $1.00	678	0.68	1,695,709.32			1,695,710
Adjust to Transfer Agent	(1)	-	(2,507)			(2,507)
Net loss for the period					(1,975,554)	(1,975,554)
Balance, October 31, 2006	27,234	$27.24	$3,664,975.96	-	$(5,196,581)	$(1,531,580)
Net loss for the year					(243,950)	(243,950)
Balance, October 31, 2007	27,234	$27.24	$3,664,975.96	-	$(5,440,531)	$(1,775,530)
Net loss for the period					(50,285)	(50,285)
Shares issued for debt	12,000	12	29,988.00			30,000
Balance, October 31, 2008	39,234	$39.24	$3,694,963	-	$(5,490,816)	$(1,795,815)
Shares issued for debt	5,500,000	5,500	54,500.00			60,000
Net loss for the period					(16,750)	(16,750)
Balance, January 31, 2009	5,539,234	5,539.00	3,749,463.00		$(5,507,566)	(1,752,565)

The accompanying notes are an integral part of these financial statements

PRINCIPAL CAPITAL GROUP, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
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

Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ended October 31, 2009.

Note 2	Nature and Continuance of Operations

a)	Organization

The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to April 30, 2009.

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

b)	Change of Business and Use of Consultants During Re-organization and Start Up Stage

On November 7, 2008, the Company changed its name to Principal Capital Group, Inc. and underwent a change in management and direction and is currently involved in the development and licensing of technical products.

 As the Company is in the start-up stage, Principal Capital Group, Inc. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience. in the  legal and financial services sector. The services performed by consultants from June 28, 2005 to April 30, 2009 include legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. To date, the Company has no revenues. At April 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $5,507,566 since its inception which includes the write-off of assets amounting to $1,515,694 in 2005 and the write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED, has a working capital deficiency of $1,752,565 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Capital assets are recorded at cost and amortized on a straight-line basis over estimated useful lives of five years.

Note 4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of outstanding fees relating to unpaid consulting services provided to the company during the fiscal year ended 2006, 2007 and 2008 and for the six months ended April  30, 2009.

Note 5	Loans Payable and Promissory Note

(a)
During the fiscal year ending October 31, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the first GFED deposit. After the collapse of the GFED transaction, $322,260 was repaid to the lender, leaving a principle balance owing of $177,740. The loan is payable on demand and bears interest at a rate of 10% per annum accrued monthly.  No demand has been made and the lender agreed not to charge interest subsequent to October 31, 2008.

(b)
During the fiscal year ending October 31, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the second GFED deposit. After the collapse of the GFED transaction, $410,000 was repaid to the lender, leaving a principle balance owing of $90,000. The loan is payable on demand and bears interest at a rate of 10% per annum accrued monthly.  No demand has been made and the lender agreed not to charge interest subsequent to October 31, 2008,

The principle balance owing on the acquisition deposit loans in 5 (a) and 5 (b) amounts to $267,740. The Company has not received a formal demand for payment of the outstanding principle from either lender and is relying on continued support from its lenders while it restructures its finances and pursues other business opportunities and acquisitions.  The lender has agreed not to charge interest  subsequent to October 31, 2008,

(c)
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

(d)
Advances, consisting of three separate loans, total $948,828 as at April  30, 2009 and are payable on demand and have no fixed terms of repayment. The advances bear interest at a rate of 10% per annum accrued monthly. The Company has not received a formal demand for payment of the outstanding principle from this lender and is relying on continued support from the lender to allow it to restructure its finances.

Note 6	Share Capital

a)	Authorized:
100,000,000 preferred shares with a par value of $0.001 per share 100,000,000 common shares with a par value of $0.001 per share

b)	Issued:
As of April 30, 2009 there have been no preferred shares issued. As of April 30, 2009 the number of issued and outstanding common shares was 5,539,234

c)	Stock Option Plan:
As at April 30, 2009, there were no stock options available.

d)	Weighted-average shares outstanding:

Loss per share has been calculated using the weighted-average number of common shares outstanding during the six months  of 1,508,837. Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti- dilutive.

Note 7	Related Party Transactions

During the three months ended January 31, 2009, 5,500,000 common shares were issued to two creditors as payment for $60,000 in debt..

Note 8	Comparative Figures

Certain prior year’s comparative figures have been reclassified to conform to the presentation used in the current year.

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors”, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements, to conform these statements to actual results.

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

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the six months ended April 30, 2009 and 2008. This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2008 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

Going Concern and Continuing Operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $5,507,566 as at April30, 2009, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974. To date the Company is still in the development stage and has no sales.

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

Results of Operations for the Six Months Ended April 30, 2009 and April30, 2008.

As the Company is a Development Stage Company, we have not earned any revenues to date.

As a result of management’s decision to curtail operating costs while it assesses its future direction, expenses for the six  months ended April 30, 2009 amounted to $16,750 compared to $50,396 for the same period in 2008. The operating costs of $50,396 for 2008 includes $31,939 in interest expense, $1,750 in professional fees, $13,878 in consulting fees, $1,500 in rent, $821 in filing fees, $355 in amortization costs and $153 in office expenses.  The holders of the promissory note have agreed not to demand interest and therefore no interest has been accrued for the period ended April 30, 2009.

Accounts payable decreased by $60,000 as a result of a shareholder accepting 5,500,000  common shares in lieu of the money owed to him.Accrued interest on debt amounts to $214,378 as at April 30, 2009.

Net Loss

Our Loss for the three months ended April30, 2009 amounted to $16750 compared to a loss of $50,396  for the same period in 2008. We have incurred a cumulative net loss in the amount of $5,507,566 from inception to April 30, 2009, which includes the write off of our investment in MoneyFlow Canada, due diligence costs relating to GFED and write-offs of license fees.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are ineffective as at the end of the period covered by this report.

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

PRINCIPAL CAPITAL GROUP, INC.

Date:June 17, 2009	By:	/s/ Alan B. Miller
Alan B. Miller
President, Secretary and
Chief Financial Officer