Form 10-Q/A
period 2008-01-31
PRINCIPAL CAPITAL GROUP, INC.
filed 2009-07-23
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Certain statements contained in this Form 10-QSB/A constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K. As used in this interim report, the terms "we", "us", "our", and “our company” mean Fortuna Gaming Corp. and its wholly owned subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. Limited, unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

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
Date: July 23, 2009