Form 10-Q/A
period 2008-07-31
PRINCIPAL CAPITAL GROUP, INC.
filed 2009-07-23
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

FORTUNA GAMING CORP.

Date: July 23, 2009	By:	/s/ Alan B. Miller
Alan B. Miller
President, Secretary and
Chief Financial Officer