Form 10-Q
period 2009-07-31
GAZOO ENERGY GROUP, INC.
filed 2009-09-21
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

[     ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________to __________

Commission File Number: 000-49995

GAZOO ENERGY GROUP, INC.
(Exact name of small business Issuer as specified in its charter)

Nevada	98-0389183
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 100 – 9375 E. Shea Blvd.
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
480.214.9588

Principal Capital Group, Inc.
(former name, if changed since since last report)

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

44,539,234 outstanding common shares as of September 14, 2009

Transitional Small Business Disclosure Format (Check one):   Yes  [     ]   No [ X ]

PART I - FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS.

Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. As used in this interim report, the terms "we", "us", "our", and “our company” mean Gazoo Energy Group, Inc. and its wholly owned subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gamining Corp. Lrd., unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

Gazoo Energy Group, Inc.
(formerly PRINCIPAL CAPITAL GROUP, INC.)
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEET
(stated in U.S. dollars)

	July 31, 2009	October 31, 2008
	unaudited	audited

ASSETS
Current
Cash and cash equivalents	$223	$223
	223	223

	$223	$223

LIABILITIES
Current
Accounts payable and accrued liabilities	$303,262	$339,012
Demand loan (Note 5(a) (b))	177,740	267,740
Promissory note (Note 5(c))	56,055	56,055
Demand loans (Note 5(d))	918,853	918,853
Interest payable	214,378	214,378
	$1,670,288	$1,796,038

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
100,000,000 preferred shares with a par value of $0.001 per share
100,000,000 common shares with a par value of $0.001 per share

Issued and Outstanding:
100,000,000 and nil shares issued and outstanding respectively	$100,000	$-
44,539,234 and 39,234 shares issued and outstanding, respectively (Note 6 (b))	44,539	39
Treasury stock, at cost 30,000,000 shares	(30,000)

Additional paid-in capital	11,560,462	3,694,962
Deficit Accumulated During The Development Stage	(13,345,066)	(5,490,816)
	$(1,670,065)	$(1,795,815)
	$223	$223

The accompanying notes are an integral part of these audited financial statements

Gazoo Energy Group, Inc.
(formerly Principal Capital Group, Inc)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - see Note 1)
(Stated in US Dollars)
	For the three months		For the nine months		Cumulative from Inception, March 14, 2002 to July 31,2009
	Ended July 31,		Ended July 31		Inception, March 14,
	2009	2008	2009	2008	2002 to July 31, 2009
	$	$	$	$	$
Operating Expenses
General and Administrative Expenses	3,750	-	7,854,250	18,457	11,120,380

Loss Before Other Expenses	3,750	-	7,854,250	18,457	11,120,380

Interest Expense	-	-	-	31,939	217,310

Loss Before Discontinued Operations	3,750	-	7,854,250	50,396	11,337,690

Loss From Discontinued Operations:
G-Fed acquisition costs					364,974
Mineral property option
and exploration expenditures					13,107
Write down of
web development costs					418
Write down of
capital assets					4,987
Write off of licensee fee
and related hardware					57,911
Loss on write off of assets
from discontinued business					1,565,979

Net Loss before income taxes	3,750	-	7,854,250	50,396	13,345,066

Provision for income taxes	-	-	-	-	-
Net Loss For The Period	3,750	-	7,854,250	50,396	13,345,066

Basic And Diluted Loss Per Share	0.0001	-	0.46	1.85

Weighted Average Number
Of Shares Outstanding	44,539,234	27,234	17,169,725	27,234

The accompanying notes are an integral part of these financial statements

Gazoo Energy Group, Inc.
(formerly Principal Capital Group, Inc.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - see Note 1)
(Stated in US Dollars)
					Cumulative
					From
					Inception
					March 14,
					2002
	For the three months		For the nine months		To
	Ended July 31,		Ended July 31,		31-Jul
	2009	2008	2009	2008	2009
	$	$	$	$	$
Cash Flows From Operating Activities
Net loss for the period	3,750	-	7,854,250	(50,396)	(5,511,316)
Non-cash items:
Write off abandoned software investment					1,515,694
Write down of web development costs					57,911
Write down of capital assets			(7,800,000)		4,986
Write down of license fee and related hardware					418
Consulting fees paid for with common stock			(30,000)
Amortization				355	38,042

	3,750		24,250	(50,041)	(3,894,265)
Adjustments To Reconcile Net Loss To
Net Cash Used By Operating Activities
Change in prepaid expense					-
Current protion of promissory note receivable					56,055
Change in advances receivable				549	-
Change in accounts payable and accrued liabilities	3,750		24,250	(12,423)	329,513
Acquisition deposit loans (Note 5(a) and 5(b))					267,740
Demand loan (Note 5(d))				29,976	918,853
Note payable (Note 5(d))
Change in interest payable				31,939	214,378
	-	-	-	-	(2,107,726)
Cash Flows From Financing Activities
Issue of common stock					257,541
Paid-in capital					3,467,460
Share subscriptions converted to common shares					-
Notes payable - acquisition					-
	-	-	-	-	3,725,001
Cash Flows From Investing Activities
Promissory note
Purchase of hardware					(38,400)
Software license fee					(45,264)
Purchase of domain names					(10,175)
G-Fed Deposit
Shares and Advances under Asset Purchase Agreement					(1,515,694)
Website development costs					(1,000)
Purchase of office equipment					(6,519)
	-	-	-	-	(1,617,052)
(Decrease) Increase In Cash For The Period	-	-	-	-	223

Cash, Beginning Of Period	223	223	223	223	-

Cash, End Of Period	223	223	223	223	223

The accompanying notes are an integral part of these financial statements

Gazoo Energy Group, Inc.
(formerly PRINCIPAL CAPITAL GROUP, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period March 14, 2002 (Date of Inception) to January 31, 2009
(Stated in US Dollars)

			Additional
	Common	Par	Paid-In	Preferred	Subscriptions	Deficit
	Shares	Value	Capital	Shares	Receivable	Accumulated	TOTAL

Shares issued for cash at $0.001	19	$0.02	$6,000				$6,000
Shares issued to acquire mineral
Property interest at $0.001	1	-	20				20
Shares issued for cash at $0.01	23	0.02	73,003				73,003
Shares issued for cash at $0.15	2	-	105,493		(19,602)		105,493
Net loss for the period						(79,386)	(79,386)
Balance, October 31, 2002	45	$0.045	$184,516		$(19,602)	$(79,386)	$105,130

Balance, October 31, 2002	45	0.045	184,516		(19,602)	(79,386)	105,130
Share subscriptions received					19,602
Net loss for the period						(90,687)	(90,687)
Balance, October 31, 2003	45	$0.045	$184,516		-	$(170,073	$14,443

Balance, October 31, 2003	45	0.045	184,516		-	(170,073)	14,443
Net loss for the period						(29,298)	(29,298)
Balance, October 31, 2004	45	$0.045	$184,516		-	$(199,371)	$(14,855)

Balance, October 31, 2004	45	0.045	184,516		-	(199,371)	(14,855)
Shares issued for S8 stock
- cash and consultants’ fees	192	0.19	96,000				96,000
Shares issued pursuant
private placement	231	0.23	1,443,336				1,443,336
Shares issued pursuant
to Finder’s Fee	9	0.01	56,664				56,664
Shares issued pursuant
to Acquisition Agreement	480	0.48	30,000				30,000
Returned to Treasury	(480)	$(0.48)	(30,000)				(30,000

The accompanying notes are an integral part of these financial statements

Gazoo Energy Group, Inc.
(formerly PRINCIPAL CAPITAL GROUP, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period March 14, 2002 (Date of Inception) to January 31, 2009
(Stated in US Dollars)
(continued)

Shares issued pursuant
Share Exchange Agreement	12,000	12	14,987				15,000
Shares issued for S8 stock
- cash and consultants’ fees	14,080	14.08	175,986				176,000
Adjust to Transfer Agent	1	-	283				283
Net loss for the period						(3,021,657)	(3,021,657)
Balance, October 31, 2005	26,558	$26.56	$1,971,772		-	$(3,221,028)	$(1,249,229)

Balance, October 31, 2005	26,558	26.56	1,971,772		-	(3,221,028)	(1,249,229)
Private Placements @ $1.00	678	0.68	1,695,709				1,695,710
Adjust to Transfer Agent	(2)	-	(2,507)				(2,507)
Net loss for the period						(1,975,554)	(1,975,554)
Balance, October 31, 2006	27,234	$27.24	$3,664,974		-	$(5,196,581)	$(1,531,580)
Net loss for the year						(243,950)	(243,950)
Balance, October 31, 2007	27,234	$27.24	$3,664,974		-	$(5,440,531)	$(1,775,530)

Balance, October 31, 2007	27,234	27.24	3,664,974			(5,440,531)	(1,775,530)
Net loss for the period						(50,285)	(50,285)
Shares issued for debt	12,000	12	29,988				30,000
Balance, October 31, 2008	39,234	$39.24	$3,694,962		-	$(5,490,816)	$(1,795,815)

Balance, October 31, 2008	39,234	$39.24	$3,694,962			$(5,490,816)	$(1,795,815)
Shares issued for debt	5,500,000	5,500	54,500				60,000

Shares issued pursuant to an
Acquisition Agreement-April 29,2009	30,000,000	30,000	7,770,000				7,800,000
Demand loan converted to common
stock - April 29,2009	9,000,000	9,000	81,000				90,000
Shares held in treasury pending
completion of Acquisition	(30,000,000)	-30,000	30,000				-
Issuance of preferred shares for
services rendered - April 28,2009			(70,000)	100,000			30,000
Loss for the nine months						(7,854,250)	(7,854,250)
Balance, July 31, 2009	14,539,234	$14,539	$11,560,462	$100,000		$(13,345,066)	$(1,670,065)

The accompanying notes are an integral part of these financial statements

GAZOO ENERGY GROUP, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
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

Operating results for the six months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ended October 31, 2009.

Note 2	Nature and Continuance of Operations

a)	Organization

The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to July 31, 2009.

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

On November 7, 2008 the board of directors resolved to change the name of the company to Gazoo Energy Group, Inc. and undertook the search of new opportunities for the company.

On April 29, 2009 the company issued 30,000,000 restricted common shares to Deck Solar, a company possessing solar panel technology , for the purpose to acquiring Deck’s technology.  The company is holding the shares as treasury stock pending completion of its due diligence.

On March 27, 2009 the Board of Directors approved the change of name to Gazoo Energy Group, Inc.  The change of name became effective on September 11, 2009 and a new symbol GAZU was issued.

b)	Change of Business and Use of Consultants During Re-organization and Start Up Stage

On November 7, 2008, the Company changed its name to Gazoo Energy Group, Inc. and underwent a change in management and direction and is currently involved in the development and licensing of technical products.

 As the Company is in the start-up stage, Gazoo Energy Group, Inc. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience. in the  legal and financial services sector. The services performed by consultants from June 28, 2005 to July 31, 2009 include legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

Concurrent with the name change the company commenced a new business plan based on the generation of revenue from green energy sources.  New management has several targets in various stages of development to implement this new business plan.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. To date, the Company has no revenues. At July 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $13,345,066 since its inception which includes the write-off of assets amounting to $1,515,694 in 2005 and the write-off of $364,974 in 2006 relating to legal, due diligence and accounting costs associated with the acquisition of GFED, and $7,800,000 in 2009 relating to the acquisition of  a green energy business, that has yet to be finalized, and has a working capital deficiency of $1,670,065 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts payable and accrued liabilities consists of outstanding fees relating to unpaid consulting services provided to the company during the fiscal year ended 2006, 2007 and 2008 and for the ninemonths ended July 31, 2009.

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

(b)
During the fiscal year ending October 31, 2006, the Company issued a Demand Loan for $500,000 to a third party to fund the second GFED deposit. After the collapse of the GFED transaction, $410,000 was repaid to the lender, leaving a principle balance owing of $90,000. The loan is payable on demand and bears interest at a rate of 10% per annum accrued monthly.  No demand has been made and the lender agreed not to charge interest subsequent to October 31, 2008,  On April 29,2009 this note was converted to 9,000,000 common shares.

The principle balance owing on the acquisition deposit loans in 5 (a) and 5 (b) amounts to $177,740. The Company has not received a formal demand for payment of the outstanding principle from either lender and is relying on continued support from its lenders while it restructures its finances and pursues other business opportunities and acquisitions.  The lender has agreed not to charge interest  subsequent to October 31, 2008,  The above amount is net of $90,000 that was converted, on April 29,2009, to 9,000,000 common shares.

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

As of July 31, 2009 the number of issued and outstanding preferred shares was 100,000,000.  These shares were issued to the company’s president under an arrangement whereby the company has agreed to buy them back for $30,000 if the company is unable to pay him for the services renedered.
As of July 31, 2009 the number of issued and outstanding common shares was 44,539,234

c)	Stock Option Plan:
As at April 30, 2009, there were no stock options available.

d)	Weighted-average shares outstanding:

Loss per share has been calculated using the weighted-average number of common shares outstanding during the six months of 5,972,567. Diluted loss per shares does not differ from basic loss per share as all potential common shares are anti- dilutive.

Note 7	Related Party Transactions

During the three months ended January 31, 2009, 5,500,000 common shares were issued to two creditors as payment for $60,000 in debt..  On April 29, 2009 a $90,000 demand loan was converted to 9,000,000 common shares.  The note holder subsequently assigned the shares to various consultants for services provided to the company having an aggregate value of $9,000.
On April 28, 2009 the company issued, to its president, 100,000,000 preferred shares with an agreement to buy them back for $30,000, at the end of one year,  if the company  is not able to pay its obligation to him within the year.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Gazoo Energy Group, Inc. and it’s wholly owned subsidiaries.

PLAN OF OPERATIONS

Gazoo Energy Group, Inc., with inactive subsidiaries incorporated in the United Kingdom (Fortuna Gaming (UK) Limited and Fortuna Gaming Corp. was initially established to pursue acquisitions in the online gaming business. With enactment of legislation in the US prohibiting or otherwise restricting the use of electronic payment processing of online bets from US citizens, management has had to reassess the long-term strategy of continuing its online gaming efforts or to entertain other business initiatives.

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

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the nine months ended July 31, 2009 and 2008. This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2008 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB.

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

Going Concern and Continuing Operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $13,345,066  as at July 31, 2009, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture; a write-off of $7,800,000 for shares issued for an acquisition that hasn’t been completed as of July 31,2009;, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974. To date the Company is still in the development stage and has no sales.

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

Results of Operations for the Nine Months Ended July 31, 2009 and July 31, 2008.

As the Company is a Development Stage Company, we have not earned any revenues to date.

As a result of management’s decision to curtail operating costs while it assesses its future direction, expenses for the nine months ended July 31, 2009 amounted to $24,250 compared to $50,396 for the same period in 2008, exclusive of the $7,800,000 write-off of the intended acquisition.. The operating costs of $50,396 for 2008 includes $31,939 in interest expense, $1,750 in professional fees, $13,878 in consulting fees, $1,500 in rent, $821 in filing fees, $355 in amortization costs and $153 in office expenses.  The holders of the promissory notes have agreed not to demand interest and therefore no interest has been accrued for the period ended July 31, 2009.

Accounts payable decreased by $60,000 as a result of a shareholder accepting 5,500,000 common shares in lieu of the money owed to him.  .Accrued interest on debt amounts to $214,378 as at July 31, 2009.

Net Loss

Our Loss for the nine months ended July 31, 2009 amounted to $7,854,250 compared to a loss of $50,396  for the same period in 2008. $7,800,000 of the current loss is the result of  the common shares issued as consideration  for the acquisition which has not been completed.  We have incurred a cumulative net loss in the amount of $13,345,066 from inception to July 31, 2009, which includes the write off of our investment in MoneyFlow Canada; the write-off to the shares issued during the quarter for the acquisition which has not yet been completed;, due diligence costs relating to GFED and write-offs of license fees.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are ineffective as at the end of the period covered by this report.

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

GAZOO ENERGY GROUP, INC.

Date: September 21, 2009	By:	/s/ Alan B. Miller
Alan B. Miller
President, Secretary and
Chief Financial Officer