Form 10-K
period 2009-10-31
GAZOO ENERGY GROUP, INC.
filed 2010-02-16
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2009

☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-49995

Gazoo Energy Group, Inc.
(Name of small business issuer in its charter)

NEVADA	98-0389183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2569 McCabe Way
Irvine CA 92614-6243

(Address of principal executive offices)
Issuer’s Telephone Number
(949) 379 1210

Principal Capital Group, Inc.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of  such common equity, as of a specified date within the past 60 days.  (See definition of an affiliate in Rule 12b-2 of the Exchange Act.):   Aggregate market value of the 9,539,287 common voting shares held by non-affiliates of the registrant was $2,098,643  based on the bid price of $.22.at February 11, 2010..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,539,287 common shares issued and outstanding as of  February 11, 2010..

Transitional Small Business Disclosure Format (Check one):   Yes [     ]   No [ X ]

Gazoo Energy Group, Inc.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS.

CORPORATE ORGANIZATION – History and Development

On November 7, 2008 the board of directors changed the name of the company from Fortuna Gaming  Corp. to Principal Capital Group, Inc. and on February 13, 2009, the shareholders agreed to change the name to Gazoo Energy Group, Inc.

Gazoo Energy Group, Inc. (“the “Company”) formerly Principal Capital Group, Inc.. is a Development Stage Company, which is engaged in the acquisition and development of green energy technologies, ranging from wind energy to natural green products. The company’s immediate goal  is to be an  incubator within the industry by partnering with other green technology companies and inventors, with potential to make a difference in the green energy industry.

Corporate History

The company was  incorporated on March 14, 2002 under the laws of the State of Nevada as North American General Resources Corporation and was  engaged, primarily, in the acquisition and exploration of mining properties until November 2004.

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

This business venture was abandoned by  previous management and board of directors and after their resignations as directors and officers of the Company, the Company underwent a re-organization by the management team and consultants

This business, Fortuna Gaming Corp., was entered into on June 28, 2005 and because of changes in the United States statutes was subsequently abandoned.

.The company changed its name to Principal Capital Group, Inc. on  November 7, 2008 with the intention of becoming a subsidiary of a BDC.  The new shareholders defaulted on their obligation under the Stock Purchase Agreement and the new officers and directors were replaced by the previous board and officers.

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

The Company currently shares a small office facility located at 2569 McCabe Way Irvine CA.  No formal lease or other agreement exists.  Space is being provided to the Company at no cost.

The Company may be asked to leave and vacate the premises at any time.    If the Company is asked to leave the premises it could be materially detrimental to the Company’s operations.   The Company is continuing its search for new premises and anticipates finalizing a lease.

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

Gazoo Energy Group, Inc.’s Common Stock has limited  previous  trading market or liquidity, and there can be no assurances that any trading market will develop.

There is a limited trading market for our Common Stock.  No assurance can be given that an orderly trading market or any trading market will ever develop for our Common Stock.

In addition, Gazoo Energy Group, Inc. common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies.  At times, this volatility has been unrelated to the operating performance of particular companies.  These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of the Company’s actual operating performance.

The trading price of Gazoo Energy Group, Inc. Common Stock is likely to be subject to significant fluctuations.

There can be no assurance as to the prices at which Gazoo Energy Group, Inc. common stock will trade, if any trading market develops at all.  Until the Common Stock is fully distributed and an orderly market develops, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue.  Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including:
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

On November 7, 2008, the shareholders approved the following items: 1) name change from Fortuna Gaming Corp. to Principal Capital Group, Inc., 2) a 1 for 2500 reverse split of all issued and outstanding shares .On December 19, 2008 the shareholders voted, as a result of the purchasers’ failure to complete their payment obligations, to remove the new directors and officers and re-appoint Alan Miller as the sole director and officer of the company.  On February 13, 2009 the shareholders approved a name change to Gazoo Energy Group, Inc.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol “gazu”. The following table indicates the high and low bid prices of our common shares during the calendar periods indicated:

1st Quarter 2009	$.01	$.008
2nd Quarter 2009	1.05	.26
3rd Quarter 2009	.65	.06
4th Quarter 2009	.55	.20
1st Quarter 2008	.16	.07
2nd Quarter 2008	.10	.05
3rd Quarter 2008	..05	.03
4th Quarter 2008	.04	.01

The source of the high and low bid information above was obtained from Yahoo! Finance and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders of Our Common Stock

On January 31, 2009 we had 93 registered shareholders holding 48,539,287 shares of our common stock.

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
On January 21, 2009, the Company issued 5,500,000 shares to a creditor in exchange for the conversion of $60,000 in debt.  The debt was converted at the option of the creditors, and will represent a reduction to the outstanding debt owed by the Company to its creditors.
On May 1, 2009 the company issued 9,000,000 shares of common stock to a note holder to liquidate a $90,000 note payable.
On May 1, 2009, the company issued 30,000,000 shares to acquire a business.  Due diligence is on-going and the shares are being held by the company.
On November 13, 2009 the company issued 4,000,000 shares to acquire a second business.  Due diligence is on-going and the shares are being held by the company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

Gazoo’s business plan is to act as an incubator for companies focused on green technology ranging from wind energy to natural green products.  These companies are already in the green technology sector and have long term growth potential and have progressed to the maturity of having immediate revenue.

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended October 31, 2008 and 2009.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-K.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2009, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $5,631,622 as at October 31, 2009, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974.  To date the Company is still in the development stage and has no sales.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended October 31, 2008 and October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations for the Year Ended October 31, 2009

The company has had no revenue during the years ended October 31, 2009 and 2008.and no expenses, other than those related to the maintenance of a public company, but wrote-off $50,285 for impaired assets  during the year ended October 31,2008.  The note holders have agreed not to add additional interest to the note obligations and therefore no interest has been accrued.

We incurred general and administrative expenses in the amount of $42,374 for the year ended October 31, 2009, compared to $23,165  for the preceding year, an increase of $19,209 to reflect management’s decision to focus on the acquisition of existing companies with immediate revenue or immediate revenue potential.  As the result of converting loans payable to non-negotiable convertible promissory notes, the Company expensed as interest $508,540 in the current year as a beneficial conversion feature as compared to $31, 938 for the previous year.

Net loss for the year amounted to $550,914 as compared to a net loss of $105,388 for the same period in 2008.

Liquidity and Financial Condition

The company had no  cash on hand as at October 31, 2009 as compared to $223 as at October 31, 2008. Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

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

We have incurred a net loss of $5,631,622 for the period from March 14, 2002 (inception) to October 31, 2009, and have no revenue to date. As of October 31, 20098, we had no cash..  We will require continued financing to sustain our business operations and we may not be able to obtain financing as required.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS.

SADLER, GIBB & ASSOCIATES, L.L.C.
Registered with the Public Company
Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gazoo Energy Group, Inc.

We have audited the accompanying consolidated balance sheets of Gazoo Energy Group, Inc. and subsidiaries as of October 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, as well as the related consolidated statements of operations, stockholders’ equity, and cash flows since inception on March 14, 2002 through October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The
Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gazoo Energy Group, Inc. and subsidiaries as of October 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended as well as the related consolidated statements of operations, stockholders’ equity, and cash flows since inception on March 14, 2002 through October 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a loss from operations since inception of $4,089,457, an accumulated deficit of $6,096,833, and working capital deficit of $1,713,291, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SADLER, GIBB AND ASSOCIATES, LLC

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
February 16, 2010

GAZOO ENERGY GROUP, INC.
(formerly PRINCIPAL CAPITAL GROUP, INC.)
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEET

	October 31,	October 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$-	$223
Total Current Assets	-	223

TOTAL ASSETS	$-	$223

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$167,637	$170,961
Accounts payable - related parties	142,484	191,216
Accrued interest	250,522	246,316
Convertible promissory notes payable, less
unamortized discount	1,096,593	678,053
Promissory note	56,055	56,055
Total Current Liabilities	1,713,291	1,342,601

Stockholders' Equity (Deficit)
Preferred stock; $0.001 par value; 100,000,000 shares authorized;
100,000,000 and 0 shares issued and outstanding	100,000	-
Common stock; $0.001 par value; 100,000,000 shares authorized;
44,539,234 and 39,234 shares issued and outstanding	44,539	39
Additional paid-in capital	4,269,003	4,203,502
Deficit accumulated during the development stage	(6,096,833)	(5,545,919)
Treasury stock, at cost, 30,000,000 shares	(30,000)	-
Total Stockholders' Equity (Deficit)	(1,713,291)	(1,342,378)
Total Liabilities and Stockholders' Equity	$-	$223

The accompanying notes are an integral part of these audited financial statements

Gazoo Energy Group, Inc
(formerly Principal Capital Group, Inc)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
	For the Years Ended		inception March 14,
	October 31		2002 to October 31,
	2009	2008	2009
Operating Expenses
General and Administrative Expenses	$42,374	$23,165	$3,331,669

Loss Before Other Expenses	42,374	23,165	3,331,669

Interest Expense	508,540	31,938	757,788

Loss Before Discontinued Operations	550,914	55,103	4,089,457

Loss From Discontinued Operations:
G-Fed acquisition costs	-	-	364,974
Mineral property option/exploration expenditures	-	-	13,107
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Write off of licensee fee/related hardware	-	-	57,911
Loss on write off of asset from discontinued business	-	50,285	1,565,979

Net Loss before income taxes	550,914	105,388	6,096,833

Provision for income taxes	-	-	-
Net Loss For TheYear	$550,914	$105,388	$6,096,833

Basic And Diluted Loss Per Share	$0.08	$3.17

Weighted Average Number
Of Common Shares Outstanding	7,139,234	33,234

The accompanying notes are an integral part of these audited financial statements

Gazoo Energy Group, Inc.
(formerly Principal Capital Group, Inc.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	October 31
	2009	2008
Cash Flows From Operating Activities
Net loss for the period	$(550,914)	$(105,388)
Adjustments to reconcile net loss to net cash provided by operations
Write off abandoned software investment	-	-
Write down of web development costs	-	-
Preferred stock issued for services rendered	-	-
Write down of capital assets	-	50,285
Write down of license fee and related hardware	-	-
Depreication and amortization
Amortization of discount on notes payable	508,540	-
Changes in assets and liabilities
Change in accounts payable and accrued liabilities	(3,323)	13,349
Change in interest payable	4,206	31,938
Net Cash Provided By Operating Activities	(41,491)	(9,816)

Cash Flows From Investing Activities
Purchase of hardware	-	-
Software license fee	-	-
Purchase of domain names	-	-
Shares and Advances under Asset Purchase Agreement	-	-
Website development costs	-	-
Purchase of office equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities
Issue of common stock for cash	-	-
Increase in related-party payables	41,268	9,816
Increase in demand loans	-	-
Change in advance receivable	-	-
Change in promissory notes payable	-	-
Net Cash Used In Financing Activities	41,268	9,816
(Decrease) Increase In Cash For The Period	(223)	-
Cash, Beginning Of Period	223	223
Cash, End Of Period	-	223

Supplemental Disclosures of Non Investing and Financing Activities:
Shares issed for payment of debt	$-	$30,000
Shares issed for payment of debt	$60,000	$-
Demand loan converted to common stock	$90,000	$-
Shares held in treasury pending completion of acquistion	$30,000	$-
Issuance of preferred shares for services rendered	$30,000	$-

The accompanying notes are an integral part of these audited financial statements

Gazoo Energy Group, Inc.
(formerly PRINCIPAL CAPITAL GROUP, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the period March 14, 2002 (Date of Inception) to October 31, 2009

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Subscriptions	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Accumulated	TOTAL

Shares issued for cash at $0.001	-	$-	19	$-	-	$-	$6,000	$-	$-	$6,000
Shares issued to acquire mineral
Property interest at $0.001	-	-	1	-	-	-	20	-	-	20
Shares issued for cash at $0.01	-	-	23	-	-	-	73,003	-	-	73,003
Shares issued for cash at $0.15	-	-	2	-	-	-	105,493	(19,602)	-	85,891
Net loss for the period	-	-	-	-	-	-	-	-	(79,386)	(79,386)
Balance, October 31, 2002	-	-	45	-	-	-	184,516	(19,602)	(79,386)	85,528

Balance, October 31, 2002	-	-	45	-	-	-	184,516	(19,602)	(79,386)	85,528
Share subscriptions received	-	-	-	-	-	-	-	19,602	-	19,602
Net loss for the year	-	-	-	-	-	-	-	-	(90,687)	(90,687)
Balance, October 31, 2003	-	-	45	-	-	-	184,516	-	(170,073)	14,443

Balance, October 31, 2003	-	-	45	-	-	-	184,516	-	(170,073)	14,443
Net loss for the year	-	-	-	-	-	-	-	-	(29,298)	(29,298)
Balance, October 31, 2004	-	-	45	-	-	-	184,516	-	(199,371)	(14,855)

Balance, October 31, 2004	-	-	45	-	-	-	184,516	-	(199,371)	(14,855)
Shares issued for S8 stock
- cash and consultants’ fees	-	-	192	-	-	-	96,000	-	-	96,000
Shares issued pursuant
private placement	-	-	231	-	-	-	1,443,336	-	-	1,443,336
Shares issued pursuant
to Finder’s Fee	-	-	9	-	-	-	56,664	-	-	56,664
Shares issued pursuant
to Acquisition Agreement	-	-	480	-	-	-	30,000	-	-	30,000
Returned to Treasury	-	-	(480)	-	-	-	(30,000)	-	-	(30,000)
Shares issued pursuant
Share Exchange Agreement	-	-	12,000	12	-	-	14,988	-	-	15,000
Shares issued for S8 stock
- cash and consultants’ fees	-	-	14,080	14	-	-	175,986	-	-	176,000
Adjust to Transfer Agent	-	-	1	-	-	-	283	-	-	283
Net loss for the year	-	-	-	-	-	-	-	-	(3,021,657)	(3,021,657)
Balance, October 31, 2005	-	-	26,558	26	-	-	1,971,773	-	(3,221,028)	(1,249,229)

Balance, October 31, 2005	-	-	26,558	27	-	-	1,971,773	-	(3,221,028)	(1,249,229)
Private Placements @ $1.00	-	-	678	1	-	-	1,695,709	-	-	1,695,710
Adjust to Transfer Agent	-	-	(2)	-	-	-	(2,507)	-	-	(2,507)
Net loss for the period	-	-	-	-	-	-	-	-	(1,975,554)	(1,975,554)
Balance, October 31, 2006	-	-	27,234	27	-	-	3,664,975	-	(5,196,582)	(1,531,580)
Net loss for the year	-	-	-	-	-	-		-	(243,950)	(243,950)
Balance, October 31, 2007	-	-	27,234	27	-	-	3,664,975	-	(5,440,531)	(1,775,530)

Balance, October 31, 2007	-	-	27,234	27	-	-	3,664,975	-	(5,440,531)	(1,775,529)
Shares isued for debt	-	-	12,000	12	-	-	29,988	-	-	30,000
Beneficial conversion of notes
payable	-	-	-	-	-	-	508,540	-	-	508,540
Net loss for the year	-	-	-	-	-	-	-	-	(105,388)	(105,388)
Balance, October 31, 2008	-	-	39,234	39	-	-	4,203,503	-	(5,545,919)	(1,342,377)

Balance, October 31, 2008	-	-	39,234	39	-	-	4,203,503	-	(5,545,919)	(1,342,377)
Shares issued for debt	-	-	5,500,000	5,500	-	-	54,500	-	-	60,000
Shares issued pursuant to an
Acquisition Agreement-April 29,2009	-	-	30,000,000	30,000	-	-	(30,000)	-	-	-
Demand loan converted to common
stock-April 29,2009	-	-	9,000,000	9,000	-	-	81,000	-	-	90,000
Shares held in treasury pending
completion of Acquisition	-	-	-	-	(30,000,000)	(30,000)	30,000	-	-	-
Issuance of preferred shares for
services rendered-April 28,2009	100,000,000	100,000	-	-	-	-	(70,000)	-	-	30,000
Net loss for the year									(550,914)	(550,914)
Balance, October 31, 2009	100,000,000	$100,000	44,539,234	$44,539	(30,000,000)	$(30,000)	$4,269,003	$-	$(6,096,833)	$(1,713,291)

The accompanying notes are an integral part of these financial statements

 GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009 and 2008

1)	Nature of Operations

a)	Organization

The Company was incorporated on March 14, 2002 under the laws of the State of Nevada as North American General Resources Corporation and was engaged, until November 2004, primarily, in the acquisition and exploration of mining properties.

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

On March 27, 2009, the directors decided to become involved in the pursuit of “green” energy development and renamed the corporation Gazoo Energy Group, Inc. Management is presently involved in the pursuit of acquisitions that are compatible with that business model.

b)	Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of Gazoo Energy Group, Inc. and its wholly owned subsidiaries, Fortuna Gaming (UK) Limited and Fortuna Gaming Corp Limited(both inactive United Kingdom incorporated corporations). All intercompany accounts and transactions have been eliminated in consolidation.

c)	Change of Business and Use of Consultants During Re-organization and Start-Up Stage

On June 28, 2005, the Company changed its name to Fortuna Gaming Corp. and underwent a change in management and direction and became involved in the acquisition and licensing of on-line and mobile gaming technologies.

As the Company was in the start-up stage, Fortuna Gaming Corp. and its subsidiaries engaged the services of various consultants possessing critical knowledge and experience in the gaming industry, regulatory, legal and financial services sector.  The services performed by consultants from June 28, 2005 to October 31, 2008 include legal, due diligence and accounting associated with the planned acquisition of GFED (of which negotiations were terminated on May 3, 2006), raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

1)	Nature of Operations (Continued)

d)	GFED Acquisition Deposit and Private Placement Advances

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

The Company also received private placement advances, held in a lawyers’ trust account, totaling $2,000,000.  The funds were to be used as a down payment associated with the acquisition of GFED.  As announced in a press release dated May 3, 2006, based upon results from its due diligence examination process, discussions and negotiations relating to the purchase of the GFED group terminated. With the termination of the acquisition, $1,940,000 was returned to the lenders, leaving a balance of $60,000 owing to one lender as of October 31, 2006. The $60,000 note payable bears interest at a rate of 10% per annum accrued monthly.  On November 2, 2006, the balance of $7,923 held in trust was returned to this lender.  $3,978 was applied against accrued interest and the remaining $3,945 was applied against the principal leaving an outstanding balance of $56,055.  The Company has not received any demand for payment of the outstanding principle from that lender.

The $1 million deposits less legal fees, advanced under the original Letter of Intent were returned to the Company and used to pay down demand loans as noted in Notes 5 (a) and (b).

e)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to October 31, 2009 of $6,096,833.  To date, the Company has not generated any revenue. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Use of Estimates

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

b)	Income Taxes

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

c)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)	Development Stage Company

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to October 31, 2009.

e)	Financial Instruments

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

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Preferred Stock

During the year ended October 31, 2009 the Company issued 100,000,000 shares of preferred stock.  The preferred shares hold liquidation preference over common shares.  There are no terms for conversion of preferred shares into common shares.

g)	Recent Accounting Pronouncements

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133

This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Recent Accounting Pronouncements

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Recent Accounting Pronouncements

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

During 2008, it has been determined that the domain name rights and software license rights are no longer viable and have, accordingly, been written off.

4.	LOANS PAYABLE AND PROMISSORY NOTE

Promissory Note

At October 31, 2009 and 2008, the Company holds a promissory note payable to an unrelated third-party entity in the amount of $56,055.  This note accrues interest at a rate of 10.0% per annum.  The note has no formal payment terms, other than being due on demand.  As of October 31, 2009, the Company had received no formal demand for payment from the lender.

4.	LOANS PAYABLE AND PROMISSORY NOTE (Continued)

Non-Interest Bearing Convertible Demand Loans

On June 1, 2008 the Company held a $267,740 note payable which was acquired by a third-party and re-written in the form of a six-month non-interest bearing convertible promissory note.  The notes became convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification.  Pursuant to this beneficial conversion feature of the notes, the Company recorded a discount on debt in the amount of $114,746.  At December 1, 2008, which is the earliest conversion date, the Company recognized all of the interest expense related to the discount of notes payable of $114,746 as the promissory note has an indefinite life.  On May 1, 2009, $90,000 of this note was converted into 9,000,000 shares of common stock at $0.01 per share, leaving $177,740 in unpaid principal as of October 31, 2009.  Contractual simple interest was accrued through January 31, 2008, but by mutual consent has been discontinued since that date.  As of October 31, 2009, the note is in default.  However, the Company has received no formal demand for payment.

On June 1, 2008 the Company held $918,853 in notes payable which were acquired by a third-party and re-written in the form of one non-interest bearing convertible promissory note.  The note became convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification.  Pursuant to this beneficial conversion feature of the notes, the Company recorded a discount on debt in the amount of $393,794, At December 1, 2008, which is the earliest conversion date, the Company recognized all of the interest expense related to the discount of notes payable of $393,794 as the promissory note has an indefinite life.    Contractual simple interest was accrued through January 31, 2008, but by mutual consent has been discontinued since that date.  As of October 31, 2009, the note is in default.  However, the Company has received no formal demand for payment.

5.	PREFERRED AND COMMON STOCK

During the year ended October 31, 2008, the Company issued 12,000 shares of common stock as payment on $30,000 of debt.  The shares were valued at $2.50 per share, and the debt was considered satisfied in full upon issuance of the shares.

During the year ended October 31, 2009, the Company issued 5,500,000 shares of common stock as payment on $60,000 of debt.  The shares were valued at $0.01 per share, and the debt was considered satisfied in full upon issuance of the shares.  The Company issued an additional 9,000,000 shares of common stock pursuant to the conversion of a $90,000 demand loan.  These shares were valued at $0.01 per share and the demand loan was considered satisfied in full upon issuance of the shares.

Also during the year ended October 31, 2009, the Company issued 30,000,000 shares of common stock in order to acquire certain assets and intellectual property of an unrelated third-party entity.  As of October 31, 2009 the Company had not completed its due diligence with respect to these assets and intellectual property, and the issued shares are held by the Company and classified as treasury stock in these financial statements.

Additionally, during the year ended October 31, 2009, the Company issued 100,000,000 shares of preferred stock to its President and sole director as payment for $30,000 of services rendered to the Company.  The preferred shares were valued at $0.003.

6.	RELATED PARTY TRANSACTIONS

On May 1, 2009 the Company issued 100,000,000 shares of preferred stock to its President and Sole Director as payment for $30,000 for services rendered to the company.

During the years ended October 31, 2009 and 2008, the Company’s president and sole director paid various Company expenses on behalf of the Company.  The Company records these transactions as increases in its related-party payable account, and makes payments back to the related-party when either a) necessary cash funds are available, or b) the related-party agrees to accept common stock in lieu of cash payments.  At October 31, 2009 and 2008, the outstanding balance on this related-party payable account was $142,484 and $191,216, respectively.

8.	INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carry forward of $3,929,704 as of October 31, 2009 ($3,577,119 as of October 31, 2008) that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of October 31, 2008 and 2009 are as follows:

	2009	2008
Deferred tax asset:
Net operating loss carryforward	$3,929,704)	$3,577,119)
Valuation allowance	(3,929,704)	(3,577,119)

	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

9.    SUBSEQUENT EVENTS

On October 13, 2009, the Company entered into an agreement with Only Natures Finest, Inc., whereby the Company would issue 4,000,000 of its common shares to ONF in return for approximately 88,000,000 ONF shares which was to represent a 70% ownership of ONF.  The Company’s shares were issued on November 13, 2009 but are being held by the Company pending completion of the due diligence process.

In November 2009 the Company, through its wholly owned subsidiary Global Wind Energy Corporation, entered into an agreement to acquire, in return for a 10% interest in Global, the existing entitlements on 2,750 acres of real estate, to prepare and enhance the real estate to produce electrical energy.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The PCAOB, on August 27, 2009 revoked the registration of Moore & Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing financial statements and PCAOB rules and quality controls standards, and Section (10(b) of the Securities Exchange Act of 1934 and rule 10b-5 there under, and non-cooperation with a Board investigation.
None of the reports, of Moore, on the Company’s financial statements for either of the past two years or subsequent periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant’s audited financial statements contained in its Form 10K for the fiscal years ended October 31, 2007 and 2008, a going concern qualification in the registrant’s audited financial statement.
The Registrant initially engaged Seale and Beers as its principal independent accounting firm effective August 27, 2009, but before they were required to report on any of the Registrant’s financial statements they resigned and the company retained Sadler, Gibbs and Associates as its principal independent accounting firm.  There were no disagreements between the company and Seale and Beers.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Office(s) Held

Alan Miller	50	Director, President, Secretary

Chip Hackley	38	Director, Chief Excutive Officer

Lewis Kurtz	80	Director, Secretary

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

Chip Hackley and Lewis Kurtz were elected to their respective positions on October 9th, 2009, at which time Alan Miller resigned. There are no compensation arrangements with respect to Mr. Hackley or Mr. Kurtz.

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
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation paid by or accrued for services rendered to us in all capacities during the past three fiscal years to our Chief Executive Officer and to each additional executive officer whose salary and bonus exceeded $100,000 (the “Named Executive Officer.”)

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	(1) Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Alan Miller	2009	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Ritter v.Raffay	2008	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
Douglas Waugh	2006	$ Nil	Nil	120,000	Nil	Nil	Nil	Nil
	2005	$ Nil	Nil	40,000	Nil	Nil	Nil	Nil

(1)	paid as consulting fees to Mr. Waugh from July, 2005 to October, 2006.

Mr. Douglas Waugh was our president and director from September 1, 2005 to October 4, 2006.  Mr. Richard Von Ratter has not received any compensation since taking over the presidency on October 1, 2006.
Mr. Alan Miller was the company president since July 3, 2008 and although he received no regular compensation, the company agreed to award him 100,000,000 preferred shares having a par value of $.001 each.  This reward was recorded as an expense of $30,000.

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

Employment Contracts, Termination of Employment and Change In Control Arrangements

We have not entered into any employment agreements with our officers and directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 15, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Amount and Nature of	Percentage of
Title of Class	Of Beneficial Owner	Beneficial Ownership	Common Stock

Common Stock	All Officers and Directors	Nil	0.0%

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Audit Fees

The aggregate fees billed for the fiscal year ended October 31, 2008 for professional services rendered by the principal accountant, Moore & Associates, Chartered Accountant and Advisors, for the audit of our annual financial statements, review of our October 31, 2008 Form 10-K, review of our January 31, 2008, April 30, 2008 and July 31, 2008 Form 10-QSB’s were as follows:

Audit Fee	$3,500
Review of Quarterly Reports	$2,250

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Amended Bylaws (1)
10.1	Wool Bay Property Option Agreement dated May 16, 2002 between 4763 NWT LTD. and North American General Resources Corporation (1)
10.2	Wool Bay Property Option Agreement dated July 5, 2002 between 4763 NWT LTD. and North American General Resources Corporation (1)
10.3	Amendment No. 1 to Wool Bay Property Option Agreement dated April 15, 2003 between 4763 NWT LTD. And North American General Resources Corporation (1)
10.4	Asset Purchase Agreement dated October 25, 2004 among CMC Investments Inc., MoneyFlow Capital Corp., Canadian Cheque Cashing Corporation, Wayne Mah, and North American General Resources Corp.
10.5	Stock Purchase Agreement dated November 7, 2008.
23.1	Consent of Independent Registered Accounting Firm
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Form SB-2 Registration Statement originally filed on January 16, 2004, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gazoo Energy Group, Inc.

By:	/s/ Chip Hackley
Chip Hacley
Chief Executive Officer
and Director

Date: February 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chip Hackley
Chip Hackley
Chief Executive Officer
and Director

Date: February 15, 2010