Form 10-K/A
period 2009-10-31
GAZOO ENERGY GROUP, INC.
filed 2010-03-02
CIK 1210536

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

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $6,096,833 as at October 31, 2009, which includes a write-off of assets amounting to $50,285 in 2008 as well as $508,540 of interest expense for the beneficial conversion feature related to the converting loans payable to non-negotiable convertible promissory notes.  To date the Company is still in the development stage and has no sales.

Due to the uncertainty of our ability to meet our current operating expenses and the expenses noted above, in their report on the annual financial statements for the years ended October 31, 2008 and October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations for the Year Ended October 31, 2009

The company has had no revenue during the years ended October 31, 2009 and 2008.and no expenses, other than those related to the maintenance of a public company, but wrote-off $50,285 for impaired assets  during the year ended October 31, 2008.

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

We have incurred a net loss of $6,096,833 for the period from March 14, 2002 (inception) to October 31, 2009, and have no revenue to date. As of October 31, 2009, we had no cash..  We will require continued financing to sustain our business operations and we may not be able to obtain financing as required.

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

GAZOO ENERGY GROUP, INC.

_______________________________________

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gazoo Energy Group, Inc. and subsidiaries as of October 31,2009 and 2008 and the results of their operations and their cash flows for the years then ended as well as the related consolidated statements of operations, stockholders’ equity, and cash flows since inception on March 14, 2002 through October 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

/s/ SADLER, GIBB AND ASSOCIATES, LLC

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
March 1, 2010

GAZOO ENERGY GROUP, INC.
(formerly Principal Capital Group, Inc)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	October 31,	October 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$-	$223
Total Current Assets	-	223

TOTAL ASSETS	$-	$223

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$167,637	$170,961
Accounts payable - related parties	142,484	191,216
Accrued interest	250,522	246,316
Convertible promissory notes payable, less
unamortized discount	1,096,593	678,053
Promissory note	56,055	56,055
Total Current Liabilities	1,713,291	1,342,601

Stockholders' Equity (Deficit)
Preferred stock; $0.001 par value; 100,000,000 shares authorized;
100,000,000 and 0 shares issued and outstanding	100,000	-
Common stock; $0.001 par value; 100,000,000 shares authorized;
44,539,234 and 39,234 shares issued and outstanding	44,539	39
Additional paid-in capital	4,269,003	4,203,502
Deficit accumulated during the development stage	(6,096,833)	(5,545,919)
Treasury stock, at cost, 30,000,000 shares	(30,000)	-
Total Stockholders' Equity (Deficit)	(1,713,291)	(1,342,378)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$-	$223

The accompanying notes are an integral part of these consolidated financial statements.

GAZOO ENERGY GROUP, INC.
(formerly Principal Capital Group, Inc)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative from
	For the Years Ended		inception March 14,
	October 31		2002 to October 31,
	2009	2008	2009
Operating Expenses
General and Administrative Expenses	$42,374	$23,165	$3,331,669

Loss Before Other Expenses	42,374	23,165	3,331,669

Interest Expense	508,540	31,938	757,788

Loss Before Discontinued Operations	550,914	55,103	4,089,457

Loss From Discontinued Operations:
G-Fed acquisition costs	-	-	364,974
Mineral property option/exploration expenditures	-	-	13,107
Write down of web development costs	-	-	418
Write down of capital assets	-	-	4,987
Write off of licensee fee/related hardware	-	-	57,911
Loss on write off of asset from discontinued business	-	50,285	1,565,979

Net Loss before income taxes	550,914	105,388	6,096,833

Provision for income taxes	-	-	-
Net Loss For TheYear	$550,914	$105,388	$6,096,833

Basic And Diluted Loss Per Share	$0.05	$3.49

Weighted Average Number
Of Common Shares Outstanding	11,224,166	30,218

The accompanying notes are an integral part of these audited financial statements

GAZOO ENERGY GROUP, INC.
(formerly Principal Capital Group, Inc)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period March 14, 2002 (Date of Inception) to October 31, 2005

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

The accompanying notes are an integral part of these audited financial statements

GAZOO ENERGY GROUP, INC.
(formerly Principal Capital Group, Inc)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period October 31, 2005 to October 31, 2009

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Subscriptions	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Accumulated	TOTAL

Balance, October 31, 2005	-	-	26,558	26	-	-	1,971,773	-	(3,221,028)	(1,249,229)
Private Placements @ $1.00	-	-	678	1	-	-	1,695,709	-	-	1,695,710
Adjust to Transfer Agent	-	-	(2)	-	-	-	(2,507)	-	-	(2,507)
Net loss for the period	-	-	-	-	-	-	-	-	(1,975,553)	(1,975,553)
Balance, October 31, 2006	-	-	27,234	27	-	-	3,664,975	-	(5,196,581)	(1,531,579)

Net loss for the year	-	-	-	-	-	-	-	-	(243,950)	(243,950)
Balance, October 31, 2007	-	-	27,234	27	-	-	3,664,975	-	(5,440,531)	(1,775,529)

Balance, October 31, 2007	-	-	27,234	27	-	-	3,664,975	-	(5,440,531)	(1,775,529)
Shares isued for debt	-	-	12,000	12	-	-	29,988	-	-	30,000
Beneficial conversion of notes
payable	-	-	-	-	-	-	508,540	-	-	508,540
Net loss for the year	-	-	-	-	-	-	-	-	(105,388)	(105,388)
Balance, October 31, 2008	-	-	39,234	39	-	-	4,203,503	-	(5,545,919)	(1,342,377)

Balance, October 31, 2008	-	-	39,234	39	-	-	4,203,503	-	(5,545,919)	(1,342,377)
Shares issued for debt	-	-	5,500,000	5,500	-	-	54,500	-	-	60,000
Shares issued pursuant to an
Acquisition Agreement-April 29,2009	-	-	30,000,000	30,000	-	-	(30,000)	-	-	-
Demand loan converted to common
stock-April 29,2009	-	-	9,000,000	9,000	-	-	81,000	-	-	90,000
Shares held in treasury pending
completion of Acquisition	-	-	-	-	(30,000,000)	(30,000)	30,000	-	-	-
Issuance of preferred shares for
services rendered-April 28,2009	100,000,000	100,000	-	-	-	-	(70,000)	-	-	30,000
Net loss for the year									(550,914)	(550,914)
Balance, October 31, 2009	100,000,000	$100,000	44,539,234	$44,539	(30,000,000)	$(30,000)	$4,269,003	$-	$(6,096,833)	$(1,713,291)

The accompanying notes are an integral part of these audited financial statements

GAZOO ENERGY GROUP, INC.
(formerly Principal Capital Group, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

			Cumulative from
	For the Years Ended		inception March 14,
	October 31		2002 to October 31,
	2009	2008	2009
Cash Flows From Operating Activities
Net loss for the period	$(550,914)	$(105,388)	$(6,096,833)
Adjustments to reconcile net loss to net cash provided by operations
Write off abandoned software investment	-	-	1,515,694
Write down of web development costs	-	-	418
Write down of capital assets	-	50,285	55,272
Write down of license fee and related hardware	-	-	57,911
Depreication and amortization	-	-	38,042
Amortization of discount on notes payable	508,540	-	508,540
Changes in assets and liabilities
Change in accounts payable and accrued liabilities	(3,323)	13,349	378,489
Change in interest payable	4,206	31,938	250,522
Net Cash Provided By Operating Activities	(41,491)	(9,816)	(3,291,945)

Cash Flows From Investing Activities
Purchase of hardware	-	-	(38,400)
Software license fee	-	-	(95,000)
Purchase of domain names	-	-	(10,175)
Assets purchased from discontinued business	-	-	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)
Net Cash Used In Investing Activities	-	-	(1,666,788)

Cash Flows From Financing Activities
Issue of common stock for cash	-	-	3,665,001
Cash received on stock subscription receivables	-	-	-
Increase in related-party payables	41,268	9,816	51,084
Increase in demand loans	-	-	918,853
Acquisition deposit loan	-	-	267,740
Change in notes payable	-	-	56,055
Net Cash Used In Financing Activities	41,268	9,816	4,958,733
(Decrease) Increase In Cash For The Period	(223)	-	-
Cash, Beginning Of Period	223	223	-
Cash, End Of Period	-	223	-

Supplemental Disclosures of Non Investing and Financing Activities:
Shares issed for payment of debt	$-	$30,000
Shares issed for payment of debt	$60,000	$-
Demand loan converted to common stock	$90,000	$-
Shares held in treasury pending completion of acquistion	$30,000	$-
Issuance of preferred shares for services rendered	$30,000	$-

The accompanying notes are an integral part of these audited financial statements

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

The $1 million deposits less legal fees, advanced under the original Letter of Intent were returned to the Company and used to pay down demand loans.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

3.	RESTATEMENT

The accompanying consolidated financial statements for the years ended October 31, 2009 and 2008 have been restated to reflect the correction of an error regarding the miscalculation of the weighted-average shares outstanding for the years ending October 31, 2009 and 2008 on the consolidated statements of operations and the exclusion of the cash flows since inception from March 14, 2002 to October 31, 2009 from the consolidated statements of cash flows.  The corrections for errors had no overall effect on the presentation of the balance sheet, net losses for the years then ended, statement of stockholders’ equity, or the cash flows for the years then ended. The table below illustrates the amounts as originally report and as restated:

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

3.	RESTATEMENT (Continued)

	Original		Restated

Net Loss For TheYear	$550,914	$105,388	$550,914	$105,388

Basic And Diluted Loss Per Share	$0.08	$3.17	$0.05	$3.49

Weighted Average Number
Of Common Shares Outstanding	7,139,234	33,234	11,224,166	30,218

	Original		Restated
					Cumulative from
	For the Years Ended		For the Years Ended		inception March 14,
	October 31		October 31		2002 to October 31,
	2009	2008	2009	2008	2009
Cash Flows From Operating Activities
Net loss for the period	$(550,914)	$(105,388)	$(550,914)	$(105,388)	$(6,096,833)
Adjustments to reconcile net loss to net cash provided by operations
Write off abandoned software investment	-	-	-	-	1,515,694
Write down of web development costs	-	-	-	-	418
Write down of capital assets	-	50,285	-	50,285	55,272
Write down of license fee and related hardware	-	-	-	-	57,911
Depreciation and amortization	-	-	-	-	38,042
Amortization of discount on notes payable	508,540	-	508,540	-	508,540
Changes in assets and liabilities
Change in accounts payable and accrued liabilities	(3,323)	13,349	(3,323)	13,349	378,489
Change in interest payable	4,206	31,938	4,206	31,938	250,522
Net Cash Provided By Operating Activities	(41,491)	(9,816)	(41,491)	(9,816)	(3,291,945)

Cash Flows From Investing Activities
Purchase of hardware	-	-	-	-	(38,400)
Software license fee	-	-	-	-	(95,000)
Purchase of domain names	-	-	-	-	(10,175)
Assets purchased from discontinued business	-	-	-	-	(1,515,694)
Website development costs	-	-	-	-	(1,000)
Purchase of office equipment	-	-	-	-	(6,519)
Net Cash Used In Investing Activities	-	-	-	-	(1,666,788)

Cash Flows From Financing Activities
Issue of common stock for cash	-	-	-	-	3,665,001
Cash received on stock subscription receivables	-	-	-	-	-
Increase in related-party payables	41,268	9,816	41,268	9,816	51,084
Increase in demand loans	-	-	-	-	918,853
Acquisition deposit loan	-	-	-	-	267,740
Change in notes payable	-	-	-	-	56,055
Net Cash Used In Financing Activities	41,268	9,816	41,268	9,816	4,958,733
(Decrease) Increase In Cash For The Period	(223)	-	(223)	-	-
Cash, Beginning Of Period	223	223	223	223	-
Cash, End Of Period	-	223	-	223	-

4.	SOFTWARE AND WEBSITE RIGHTS

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

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

6.	PREFERRED AND COMMON STOCK

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

7.	RELATED PARTY TRANSACTIONS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

8.	INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carry forward of $3,929,704 and $3,577,119 as of October 31, 2009 and 2008, respectively.  No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of October 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax asset:
Net operating loss carry forward	$(3,929,704)	$(3,577,119)
Valuation allowance	(3,929,704)	(3,577,119)

	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

9.	SUBSEQUENT EVENTS

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

Date: March 1, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chip Hackley
Chip Hackley
Chief Executive Officer
and Director

Date: March 1, 2010