Form 10-Q
period 2010-01-31
GAZOO ENERGY GROUP, INC.
filed 2010-03-22
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

[     ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________to __________

Commission File Number: 000-49995

GAZOO ENERGY GROUP, INC.
(Exact name of small business Issuer as specified in its charter)

Nevada	98-0389183
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2569 McCabe Way
Irvine CA 92614-6243	92614-6243
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
949 379 1210

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

48,539,234 outstanding common shares as of  March 18, 2010

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

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)

Consolidated Balance Sheets

	January 31,	October 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$170,137	$167,637
Accounts payable - related parties	142,484	142,484
Accrued interest payable	251,923	250,522
Convertible promissory notes payable, less
unamortized discount	1,096,593	1,096,593
Promissory note	56,055	56,055

Total Current Liabilities	1,717,192	1,713,291

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 100,000,000 shares issued
and outstanding	100,000	100,000
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 48,539,234 and 44,539,234
shares issued and outstanding, respectively	48,539	44,539
Additional paid-in capital	4,269,003	4,269,003
Treasury stock	(34,000)	(30,000)
Accumulated deficit	(6,100,734)	(6,096,833)

Total Stockholders' Equity (Deficit)	(1,717,192)	(1,713,291)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)

(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
	For the Three		on March 14,
	Months Ended		2002 through
	January 31,		January 31,
	2010	2009	2010

REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

EXPENSES

General and Administrative	2,500	13,000	3,334,169

Total Expenses	2,500	13,000	3,334,169

OPERATING LOSS	(2,500)	(13,000)	(3,334,169)

OTHER INCOME (EXPENSES)

Interest expense	(1,401)	(508,540)	(759,189)

Total Other Income (Expense)	(1,401)	(508,540)	(759,189)

LOSS BEFORE DISCONTINUED
OPERATIONS	(3,901)	(521,540)	(4,093,358)

DISCONTINUED OPERATIONS	-	-	(2,007,376)

NET LOSS	$(3,901)	$(521,540)	$(6,100,734)

BASIC LOSS PER SHARE	$(0.00)	$(0.81)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	44,539,234	640,745

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)

(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31,		From Inception on March 14, 2002 through January 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,901)	$(521,540)	$(6,100,734)
Adjustments to reconcile net loss to
net cash used by operating activities:
Write-down of abandoned software investment	-	0	1,515,694
Write-down of web development costs			418
Write-down of capital assets			55,272
Write-down of license fee and related hardware			57,911
Depreciation			38,042
Amortization of debt discount		508,540	508,540
Changes in operating assets and liabilities:
Change in accounts payable and
accrued liabilities	2,500	(47,000)	380,989
Change in accrued interest payable	1,401	-	251,923

Net Cash Used by Operating Activities	-	(60,000)	(3,291,945)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of hardware	-	-	(38,400)
Software license fee	-	-	(95,000)
Purchase of domain names	-	-	(10,175)
Assets purchased from discontinued business	-	-	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)

Net Cash Used by Investing Activities	-	-	(1,666,788)

CASH FLOWS FROM FINIANCING ACTIVITIES

Change in notes payable	-	-	56,055
Increase in demand loans			918,853
Acquisition deposit loan			267,740
Increase in related-party payables			51,084
Sale of common stock for cash	-	60,000	3,665,001

Net Cash Provided by Financing Activities	-	60,000	4,958,733

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)

(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended January 31,		From Inception on March 14, 2002 through January 31,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:

Common stock issued as payment of debt	$-	$60,000

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)

(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	TOTAL

Common shares issued for cash at
$0.001 per share	-	$-	19	$-	-	$-	$6,000	$-	$-	$6,000

Common shares issued to acquire
mineral property interest at
$0.001 per share	-	-	1	-	-	-	20	-	-	20

Common shares issued for cash at
$0.01 per share	-	-	23	-	-	-	73,003	-	-	73,003

Common shares issued for cash at
$0.15 per share	-	-	2	-	-	-	105,493	(19,602)	-	85,891

Net loss for the period from inception
on March 14, 2002 through
October 31, 2002	-	-	-	-	-	-	-	-	(79,386)	(79,386)

Balance, October 31, 2002	-	-	45	-	-	-	184,516	(19,602)	(79,386)	85,528

Cash received on subscriptions
receivable	-	-	-	-	-	-	-	19,602	-	19,602

Net loss for the year ended
October 31, 2003	-	-	-	-	-	-	-	-	(90,687)	(90,687)

Balance, October 31, 2003	-	-	45	-	-	-	184,516	-	(170,073)	14,443

Net loss for the year ended
October 31, 2004	-	-	-	-	-	-	-	-	(29,298)	(29,298)

Balance, October 31, 2004	-	-	45	-	-	-	184,516	-	(199,371)	(14,855)

Common shares issued pursuant to
private placement agreement at
$6,250 per share	-	-	240	-	-	-	1,500,000	-	-	1,500,000

Common shares issued pursuant to
share exchange agreement at
$1.25 per share	-	-	12,000	12	-	-	14,988	-	-	15,000

Common shares issued for cash
and consultant's fees at $19.08	-	-
per share			14,273	14	-	-	272,269	-	-	272,283

Net loss for the year ended
October 31, 2005	-	-	-	-	-	-	-	-	(3,021,657)	(3,021,657)

Balance, October 31, 2005	-	$-	26,558	$26	-	$-	$1,971,773	$-	$(3,221,028)	$(1,249,229)

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)

(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	TOTAL

Balance, October 31, 2005	-	$-	26,558	$26	-	$-	$1,971,773	$-	$(3,221,028)	$(1,249,229)

Common shares issued for cash at
$1.00 per share	-	-	676	1	-	-	1,693,202	-	-	1,693,203

Net loss for the year ended
October 31, 2006	-	-	-	-	-	-	-	-	(1,975,553)	(1,975,553)

Balance, October 31, 2006	-	-	27,234	27	-	-	3,664,975	0	(5,196,581)	(1,531,579)

Net loss for the year ended
October 31, 2007	-	-	-	-	-	-	-	-	(243,950)	(243,950)

Balance, October 31, 2007	-	-	27,234	27	-	-	3,664,975	-	(5,440,531)	(1,775,529)

Common shares issued for debt at
$2.50 per share	-	-	12,000	12	-	-	29,988	-	-	30,000

Beneficial conversion of notes payable	-	-	-	-	-	-	508,540	-	-	508,540

Net loss for the year ended
October 31, 2008	-	-	-	-	-	-	-	-	(105,388)	(105,388)

Balance, October 31, 2008	-	-	39,234	39	-	-	4,203,503	-	(5,545,919)	(1,342,377)

Common shares issued for debt at
$0.01 per share	-	-	5,500,000	5,500	-	-	54,500	-	-	60,000

Common shares issued and held in
treasury pusuant to Acquisition
Agreement	-	-	30,000,000	30,000	(30,000,000)	(30,000)	-	-	-	-

Demand loan converted to common
stock at $0.01 per share	-	-	9,000,000	9,000	-	-	81,000	-	-	90,000

Preferred shares issued for services
rendered at $0.0003 per share	100,000,000	100,000	-	-	-	-	(70,000)	-	-	30,000

Net loss for the year ended
October 31, 2009	-	-	-	-	-	-	-	-	(550,914)	(550,914)

Balance, October 31, 2009	100,000,000	100,000	44,539,234	44,539	(30,000,000)	(30,000)	4,269,003	-	(6,096,833)	(1,713,291)

Common shares issued and held in
treasury pursuant to Acquisition
Agreement (unaudited)	-	-	4,000,000	4,000	(4,000,000)	(4,000)	-	-	-	-

Net loss for the three months ended
January 31, 2010 (unaudited)	-	-	-	-	-	-	-	-	(3,901)	(3,901)

Balance, January 31, 2010 (unaudited)	100,000,000	$100,000	48,539,234	$48,539	(34,000,000)	$(34,000)	$4,269,003	$-	$(6,100,734)	$(1,717,192)

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010 and October 31, 2009

Note 1	INTERIM FINANCIAL STATEMENTS

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2009 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2009 annual audited financial statements.

Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ended October 31, 2010.

Note 2	NATURE OF OPERATIONS

a)	Organization

The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to January 31, 2010.

The Company was incorporated on March 14, 2002 under the laws of the State of Nevada as North American General Resources Corporation and was primarily engaged in the acquisition and exploration of mining properties until November 2004.

On November 29, 2004 the Company’s board of directors filed a Certificate of Amendment with the Secretary of State in Nevada to change the name of the Company from North American General Resources Corporation to MoneyFlow Capital Corporation.  At this time the primary business focus of the Company was changed to providing financial services including operating a foreign exchange service and providing short-term loans and check cashing from retail premises.

On June 28, 2005 the Company’s board of directors filed a Certificate of Amendment with the Secretary of State in Nevada to change its corporate name from MoneyFlow Capital Corporation to Fortuna Gaming Corp.  At this time the Company underwent a change in management and primary business focus and became involved in the acquisition and licensing of on-line and mobile gaming technologies.

On November 7, 2008 the Company’s board of directors resolved to change the name of the company to Gazoo Energy Group, Inc. and undertook the search of new business opportunities for the Company.  The change of name became effective on September 11, 2009 and a new symbol GAZU was issued.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010 and October 31, 2009

Note 2	NATURE OF OPERATIONS (Continued)

b)	Change of Business and Use of Consultants During Re-organization and Start Up Stage

 As the Company is in the start-up stage, Gazoo Energy Group, Inc. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience in the legal and financial services sector. The services performed by consultants from June 28, 2005 to January 31, 2010 include legal services, due diligence and accounting services associated with planned acquisitions of operating business entities, raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

Concurrent with the name change to Gazoo Energy Group, Inc. the Company commenced a new business plan based on the generation of revenue from green energy sources.  New management has several targets in various stages of development to implement this new business plan.

c)	Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. To date, the Company has earned no revenues. At January 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $6,100,734 since its inception, and has a working capital deficiency of $1,717,192 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010 and October 31, 2009

Note 3	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of outstanding fees relating to unpaid consulting services provided to the company during the 2006-2009 fiscal years, and for the three months ended January 31, 2010.

Note 4	LOANS PAYABLE AND PROMISSORY NOTE

(a)
At January 31, 2010 and October 31, 2009, the Company holds a promissory note payable to an unrelated third-party entity in the amount of $56,055. This note accrues interest at a rate of 10.0% per annum. The note has no formal payment terms, other than being due on demand. As of January 31, 2010 the Company had received no formal demand for payment from the lender.

(b)
On June 1, 2008 the Company held a $267,740 note payable which was acquired by a third-party and re-written in the form of a six-month non-interest bearing convertible promissory note. The notes became convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification. Pursuant to this beneficial conversion feature of the notes, the Company recorded a discount on debt in the amount of $114,746. At December 1, 2008, which is the earliest conversion date, the Company recognized all of the interest expense related to the discount of notes payable of $114,746 as the promissory note has an indefinite life. On May 1, 2009, $90,000 of this note was converted into 9,000,000 shares of common stock at $0.01 per share, leaving $177,740 in unpaid principal as of October 31, 2009. Contractual simple interest was accrued through January 31, 2008, but by mutual consent has been discontinued since that date. As of January 31, 2010, the note is in default. However, the Company has received no formal demand for payment.

On June 1, 2008 the Company held $918,853 in notes payable which were acquired by a third party and rewritten in the form of one non-interest bearing convertible promissory note. The note became convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification. Pursuant to this beneficial conversion feature of the notes, the Company recorded a discount on debt in the amount of $393,794, At December 1, 2008, which is the earliest conversion date, the Company recognized all of the interest expense related to the discount of notes payable of $393,794 as the promissory note has an indefinite life. Contractual simple interest was accrued through January 31, 2008, but by mutual consent has been discontinued since that date. As of January 31, 2010, the note is in default. However, the Company has received no formal demand for payment.

Note 5	PREFERRED, COMMON, AND TREASURY STOCK

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

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2010 and October 31, 2009

Note 5	PREFERRED, COMMON, AND TREASURY STOCK (Continued)

Additionally, during the year ended October 31, 2009, the Company issued 100,000,000 shares of preferred stock to its President and sole director as payment for $30,000 of services rendered to the Company. The preferred shares were valued at $0.003.

On November 13, 2009, the Company entered into an agreement with Only Natures Finest, Inc. (“ONF”), whereby the Company issued 4,000,000 of its common shares to ONF in return for approximately 88,000,000 ONF shares which is to represent a 70% ownership of ONF. The Company’s shares were issued on November 13, 2009 but are being held by the Company treasury pending completion of the due diligence process.

In November 2009 the Company, through its wholly owned subsidiary Global Wind Energy Corporation, entered into an agreement to acquire, in return for a 10% interest in Global, the existing entitlements on 2,750 acres of real estate, to prepare and enhance the real estate to produce electrical energy.

Note 6	RELATED PARTY TRANSACTIONS

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

Marketing and Travel Costs

We expect to incur discretionary marketing costs in the range of $7,500-$10,000 per month. In addition to the monthly marketing costs, approximately $18,000 will continue to be spent on up-dating and re-designing the corporate web site.

Consultant Compensation

Given that our Company is a development stage company, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $250,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $75,000.

General and Administrative Expenses

We anticipate spending $250,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as travel, office supplies, telephone, courier and some key management  personel.

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the three months ended January 31, 2010 and  2009.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2009 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-Q..

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

Going Concern and Continuing Operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $6,100,734  as at January, 2010, which includes a write-off of assets amounting to $1,515,694 in 2005 for a failed venture;, as well as legal and accounting costs associated with the due diligence process relating to the G-FED transaction amounting to $364,974. To date the Company is still in the development stage and has no revenue..

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Results of Operations for the three Months Ended January 31, 2010 and January 31, 2009.

As the Company is a Development Stage Company, we have not earned any revenue to date.

As a result of management’s decision to curtail operating costs while it assesses its future direction, expenses for the three months ended January 31, 2010 amounted to $3,901, which includes interest of $1,401, compared to $521,540 for the same period in 2009 which includes $508,540  in interest expense, which was the beneficial conversion feature cost  for the convertible notes payable, and 13,000 in  professional fees, consulting fees, and other administrative costs.  The holders of all but the Wong  promissory notes have agreed not to demand interest and therefore no interest has been accrued for those notes for the period ended January 31, 2010.

Net Loss

Our Loss for the three months ended January 31, 2010 amounted to $3,901 compared to a loss of $521,540  for the same period in 2009  We have incurred a cumulative net loss in the amount of $6,100,734 from inception to January 31, 2010, which includes the write off of our investment in MoneyFlow Canada; due diligence costs relating to GFED and write-offs of license fees.

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

We have incurred a net loss of $6,100,734 for the period from March 14, 2002 (inception) to January 31, 2010, and have no revenue to date. We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are ineffective as at the end of the period covered by this report.

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

GAZOO ENERGY GROUP, INC.

Date: March 19, 2010	By:	/s/ Chip Hackley
Chip Hackley
Chief Executive Officer