Form 10-Q
period 2010-04-30
GAZOO ENERGY GROUP, INC.
filed 2010-06-22
CIK 1210536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

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

45,549,234 outstanding common shares as of June 31, 2010

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

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	April 30,	October 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash held in trust	$100,000	$-

Total Current Assets	100,000	-

FIXED ASSETS

Production vehicles	75,000	-

Total Fixed Assets	75,000	-

TOTAL ASSETS	$175,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$182,167	$167,637
Accounts payable - related parties	142,484	142,484
Accrued interest payable	253,772	250,522
Convertible promissory notes payable, less
unamortized discount	1,153,736	1,096,593
Notes payable	131,055	56,055

Total Current Liabilities	1,863,214	1,713,291

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 100,000,000 shares issued
and outstanding	100,000	100,000
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 45,549,234 and 44,539,234
shares issued and outstanding, respectively	45,549	44,539
Additional paid-in capital	8,992,950	4,269,003
Treasury stock	-	(30,000)
Accumulated deficit	(10,826,713)	(6,096,833)

Total Stockholders' Equity (Deficit)	(1,688,214)	(1,713,291)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$175,000	$-

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Foremerly Principal Capital Group, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
	For the Three		For the Six		on March 14,,
	Months Ended		Months Ended		2002 through
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES

General and Administrative	11,100	8,187	11,100	21,187	3,342,769
Consulting	213,030	-	215,530	-	215,530
Impairment of assets	4,500,000	-	4,500,000	-	4,500,000

Total Expenses	4,724,130	8,187	4,726,630	21,187	8,058,299

OPERATING LOSS	(4,724,130)	(8,187)	(4,726,630)	(21,187)	(8,058,299)

OTHER INCOME (EXPENSES)

Interest expense	(1,849)	-	(3,250)	(508,540)	(761,038)

Total Other Income (Expense)	(1,849)	-	(3,250)	(508,540)	(761,038)

LOSS BEFORE DISCONTINUED OPERATIONS	(4,725,979)	(8,187)	(4,729,880)	(529,727)	(8,819,337)

DISCONTINUED OPERATIONS	-	-	-	-	(2,007,376)

NET LOSS	$(4,725,979)	$(8,187)	$(4,729,880)	$(529,727)	$(10,826,713)

BASIC LOSS PER SHARE	$(0.10)	$(0.00)	$(0.10)	$(0.09)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,288,223	5,977,526	48,868,333	5,754,794

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the Six		on March 14,,
	Months Ended		2002 through
	April 30,		April 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,729,880)	$(529,727)	$(10,826,713)
Adjustments to reconcile net loss to
net cash used by operating activities:
Write-down of abandoned software investment	-	-	1,515,694
Write-down of web development costs	-	-	418
Write-down of capital assets	-	-	55,272
Write-down of license fee and related hardware	-	-	57,911
Impairment of technology assets	4,500,000	-	4,500,000
Depreciation			38,042
Amortization of debt discount		508,540	508,540
Common stock issued for services	212,100	-	212,100
Changes in operating assets and liabilities:
Increase in cash held in trust	(100,000)	-	(100,000)
Change in accounts payable and
accrued liabilities	14,530	21,187	393,019
Change in accrued interest payable	3,250	-	253,772

Net Cash Used by Operating Activities	(100,000)	-	(3,391,945)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of hardware	-	-	(38,400)
Software license fee	-	-	(95,000)
Purchase of domain names	-	-	(10,175)
Assets purchased from discontinued business	-	-	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of production vehicle	(75,000)	-	(75,000)
Purchase of office equipment	-	-	(6,519)

Net Cash Used by Investing Activities	(75,000)	-	(1,741,788)

CASH FLOWS FROM FINIANCING ACTIVITIES

Change in notes payable	75,000	-	131,055
Increase in demand loans	100,000		1,018,853
Acquisition deposit loan			267,740
Increase in related-party payables			51,084
Sale of common stock for cash	-	-	3,665,001

Net Cash Provided by
Financing Activities	175,000	-	5,133,733

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the Three		on March 14,,
	Months Ended		2002 through
	January 31,		January 31,
	2010	2009	2010

SUPPLIMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:

Common stock issued as payment of debt	$-	$150,000
Common stock issued for technology assets	$4,500,000	$-

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	TOTAL

Common shares issued for cash at
$0.001 per share	-	$-	19	$-	-	$-	$6,000	$-	$-	$6,000

Common shares issued to acquire
mineral property interest at
$0.001 per share	-	-	1	-	-	-	20	-	-	20

Common shares issued for cash at
$0.01 per share	-	-	23	-	-	-	73,003	-	-	73,003

Common shares issued for cash at
$0.15 per share	-	-	2	-	-	-	105,493	(19,602)	-	85,891

Net loss for the period from inception
on March 14, 2002 through
October 31, 2002	-	-	-	-	-	-	-	-	(79,386)	(79,386)

Balance, October 31, 2002	-	-	45	-	-	-	184,516	(19,602)	(79,386)	85,528

Cash received on subscriptions
receivable	-	-	-	-	-	-	-	19,602	-	19,602

Net loss for the year ended
October 31, 2003	-	-	-	-	-	-	-	-	(90,687)	(90,687)

Balance, October 31, 2003	-	-	45	-	-	-	184,516	-	(170,073)	14,443

Net loss for the year ended
October 31, 2004	-	-	-	-	-	-	-	-	(29,298)	(29,298)

Balance, October 31, 2004	-	-	45	-	-	-	184,516	-	(199,371)	(14,855)

Common shares issued pursuant to
private placement agreement at
$6,250 per share	-	-	240	-	-	-	1,500,000	-	-	1,500,000

Common shares issued pursuant to
share exchange agreement at
$1.25 per share	-	-	12,000	12	-	-	14,988	-	-	15,000

Common shares issued for cash
and consultant's fees at $19.08	-	-
per share			14,273	14	-	-	272,269	-	-	272,283

Net loss for the year ended
October 31, 2005	-	-	-	-	-	-	-	-	(3,021,657)	(3,021,657)

Balance, October 31, 2005	-	$-	26,558	$26	-	$-	$1,971,773	$-	$(3,221,028)	$(1,249,229)

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	TOTAL

Balance, October 31, 2005	-	$-	26,558	$26	-	$-	$1,971,773	$-	$(3,221,028)	$(1,249,229)

Common shares issued for cash at
$1.00 per share	-	-	676	1	-	-	1,693,202	-	-	1,693,203

Net loss for the year ended
October 31, 2006	-	-	-	-	-	-	-	-	(1,975,553)	(1,975,553)

Balance, October 31, 2006	-	-	27,234	27	-	-	3,664,975	0	(5,196,581)	(1,531,579)

Net loss for the year ended
October 31, 2007	-	-	-	-	-	-	-	-	(243,950)	(243,950)

Balance, October 31, 2007	-	-	27,234	27	-	-	3,664,975	-	(5,440,531)	(1,775,529)

Common shares issued for debt at
$2.50 per share	-	-	12,000	12	-	-	29,988	-	-	30,000

Beneficial conversion of notes payable	-	-	-	-	-	-	508,540	-	-	508,540

Net loss for the year ended
October 31, 2008	-	-	-	-	-	-	-	-	(105,388)	(105,388)

Balance, October 31, 2008	-	-	39,234	39	-	-	4,203,503	-	(5,545,919)	(1,342,377)

Common shares issued for debt at
$0.01 per share	-	-	5,500,000	5,500	-	-	54,500	-	-	60,000

Common shares issued and held in
treasury pusuant to Acquisition
Agreement	-	-	30,000,000	30,000	(30,000,000)	(30,000)	-	-	-	-

Demand loan converted to common
stock at $0.01 per share	-	-	9,000,000	9,000	-	-	81,000	-	-	90,000

Preferred shares issued for services
rendered at $0.0003 per share	100,000,000	100,000	-	-	-	-	(70,000)	-	-	30,000

Net loss for the year ended
October 31, 2009	-	-	-	-	-	-	-	-	(550,914)	(550,914)

Balance, October 31, 2009	100,000,000	$100,000	44,539,234	$44,539	(30,000,000)	$(30,000)	$4,269,003	$-	$(6,096,833)	$(1,713,291)

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	TOTAL

Balance, October 31, 2009	100,000,000	$100,000	44,539,234	$44,539	(30,000,000)	$(30,000)	$4,269,003	$-	$(6,096,833)	$(1,713,291)

Common shares issued and held in
treasury pursuant to Acquisition
Agreement (unaudited)	-	-	4,000,000	4,000	(4,000,000)	(4,000)	-	-	-	-

Cancellation of common shares held
in treasury (unaudited)	-	-	(4,000,000)	(4,000)	4,000,000	4,000	-	-	-	-

Common shares issued for services
rendered at $0.21 per share
(unaudited)	-	-	1,010,000	1,010	-	-	211,090	-	-	212,100

Common shares released from treasury
in purchase of technology assets
at $0.15 per share (unaudited)	-	-	-	-	30,000,000	30,000	4,470,000	-	-	4,500,000

Beneficial conversion of notes payable
(unaudited)	-	-	-	-	-	-	42,857	-	-	42,857

Net loss for the six months ended
April 30, 2010 (unaudited)	-	-	-	-	-	-	-	-	(4,729,880)	(4,729,880)

Balance, January 31, 2010 (unaudited)	100,000,000	$100,000	45,549,234	$45,549	-	$-	$8,992,950	$-	$(10,826,713)	$(1,688,214)

The accompanying notes are an integral part of these financial statements.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010 and October 31, 2009

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

Operating results for the three and six months ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ended October 31, 2010.

Note 2	NATURE OF OPERATIONS

a)	Organization

The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to April 30, 2010.

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
April 30, 2010 and October 31, 2009

Note 2	NATURE OF OPERATIONS (Continued)

b)	Change of Business and Use of Consultants During Re-organization and Start Up Stage

As the Company is in the start-up stage, Gazoo Energy Group, Inc. and its subsidiaries engage the services of various consultants possessing critical knowledge and experience in the legal and financial services sector. The services performed by consultants from June 28, 2005 to April 30, 2010 include legal services, due diligence and accounting services associated with planned acquisitions of operating business entities, raising equity and debt financing, developing the Company’s overall business plan and strategies, identifying, selecting and negotiating intellectual property licensing agreements, developing operational plans covering domestic and international operations, seeking out and hiring professional management, developing marketing and promotion plans including setting up an investor relations program, developing a merger and acquisition strategy and policy and developing corporate and potential acquisition candidates and establishing corporate governance policies.

Concurrent with the name change to Gazoo Energy Group, Inc. the Company commenced a new business plan based on the generation of revenue from green energy sources.  New management has several targets in various stages of development to implement this new business plan.

c)	Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. To date, the Company has earned no revenues. At April 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $10,826,713 since its inception, and has a working capital deficiency of $1,688,214 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

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
April 30, 2010 and October 31, 2009

Note 3	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of outstanding fees relating to unpaid consulting services provided to the company during the 2006-2009 fiscal years, and for the three months ended April 30, 2010.

Note 4	LOANS PAYABLE AND PROMISSORY NOTE

(a)
At April 30, 2010 and October 31, 2009, the Company holds a promissory note payable to an unrelated third-party entity in the amount of $56,055. This note accrues interest at a rate of 10.0% per annum. The note has no formal payment terms, other than being due on demand. As of April 30, 2010 the Company had received no formal demand for payment from the lender.

(b)
On June 1, 2008 the Company held a $267,740 note payable which was acquired by a third-party and re-written in the form of a six-month non-interest bearing convertible promissory note. The notes became convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification. Pursuant to this beneficial conversion feature of the notes, the Company recorded a discount on debt in the amount of $114,746. At December 1, 2008, which is the earliest conversion date, the Company recognized all of the interest expense related to the discount of notes payable of $114,746 as the promissory note has an indefinite life. On May 1, 2009, $90,000 of this note was converted into 9,000,000 shares of common stock at $0.01 per share, leaving $177,740 in unpaid principal as of October 31, 2009. Contractual simple interest was accrued through January 31, 2008, but by mutual consent has been discontinued since that date. As of April 30, 2010, the note is in default. However, the Company has received no formal demand for payment.

On June 1, 2008 the Company held $918,853 in notes payable which were acquired by a third party and rewritten in the form of one non-interest bearing convertible promissory note. The note became convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification. Pursuant to this beneficial conversion feature of the notes, the Company recorded a discount on debt in the amount of $393,794, At December 1, 2008, which is the earliest conversion date, the Company recognized all of the interest expense related to the discount of notes payable of $393,794 as the promissory note has an indefinite life. Contractual simple interest was accrued through January 31, 2008, but by mutual consent has been discontinued since that date. As of April 30, 2010, the note is in default. However, the Company has received no formal demand for payment.

(c)
On April 15, 2010 the Company borrowed $75,000 from a third party.  This amount accrues interest at a rate of 6.0% per annum, and requires monthly payments of $1,250 by the Company, commencing on October 31, 2010, until the note is paid in full.

(d)
On April 22, 2010, the Company borrowed 100,000 from a third party in the form of a convertible promissory note.  The note is convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification.  Pursuant to this beneficial conversion feature of the note, the Company recorded a discount on debt in the amount of $42,857.  The earliest date at which the Company can convert the note into common stock is October 23, 2010, at which time the discount on debt will be fully expensed to interest.

GAZOO ENERGY GROUP, INC.
(Formerly Principal Capital Group, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010 and October 31, 2009

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

Also during the year ended October 31, 2009, the Company issued 30,000,000 shares of common stock in order to acquire certain assets and intellectual property of an unrelated third-party entity. As of October 31, 2009 the Company had not completed its due diligence with respect to these assets and intellectual property, and the issued shares were held by the Company and classified as treasury stock.  The shares were formally released as payment for the technology assets on April 18, 2010, and were valued at a price of $0.15 per share

Additionally, during the year ended October 31, 2009, the Company issued 100,000,000 shares of preferred stock to its President and sole director as payment for $30,000 of services rendered to the Company. The preferred shares were valued at $0.003.

On November 13, 2009, the Company entered into an agreement with Only Natures Finest, Inc. (“ONF”), whereby the Company issued 4,000,000 of its common shares to ONF in return for approximately 88,000,000 ONF shares which is to represent a 70% ownership of ONF. The Company’s shares were issued on November 13, 2009 but were being held by the Company treasury pending completion of the due diligence process.  On April 30, 2010 these 4,000,000 shares were cancelled by the Company and the agreement with ONF was considered null and void.

In November 2009 the Company, through its wholly owned subsidiary Global Wind Energy Corporation, entered into an agreement to acquire, in return for a 10% interest in Global, the existing entitlements on 2,750 acres of real estate, to prepare and enhance the real estate to produce electrical energy.

During the period ended April 30, 2010 the Company issued 1,010,000 shares of common stock for services rendered at $0.21 per share.

Note 7	RELATED PARTY TRANSACTIONS

On April 28, 2009 the company issued, to its president, 100,000,000 preferred shares with an agreement to buy them back for $30,000, at the end of one year, if the Company is not able to pay its obligation to him within the year.

Note 8	SIGNIFICANT EVENTS

During the period ended April 30, 2010 the Company purchased a video production truck for $75,000.  The purchase was financed by means of a note payable for the same amount, bearing interest at a rate of 6.0% per annum.

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

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the three and six months ended April 30, 2010 and  2009.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our 2009 audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-Q..

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

Going Concern and Continuing Operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $10,826,713 as of April 30, 2010. To date the Company is still in the development stage and has no revenue.

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

Results of Operations for the three Months Ended April 30, 2010 and April 30, 2009.

As the Company is a Development Stage Company, we have not earned any revenue to date.

Operating expenses for the three months ended April 30, 2010 amounted to $4,724,130, which includes consulting fees of $213,030, general and administrative expenses totaling $11,100, and impairment of assets in the amount of $4,500,000.  This impairment of assets pertains to technology assets acquired from a third party in a transaction in which the Company issued 30,000,000 shares of common stock.  During the three months ended April 30, 2009, the Company incurred operating expenses of $8,187, all of which was general and administrative in nature.  Interest expense for the three months ended April 30, 2010 was $1,849, compared to $-0- for the three months ended April 30, 2009.

Net Loss

Our net loss for the three months ended April 30, 2010 amounted to $4,725,979 compared to a loss of $8,187 for the same period in 2009.  We have incurred a cumulative net loss in the amount of $10,826,713 from inception to April 30, 2010.

Results of Operations for the six Months Ended April 30, 2010 and April 30, 2009.

Operating expenses for the six months ended April 30, 2010 amounted to $4,726,630, which includes consulting fees of $215,530, general and administrative expenses totaling $11,100, and impairment of assets in the amount of $4,500,000.  This impairment of assets pertains to technology assets acquired from a third party in a transaction in which the Company issued 30,000,000 shares of common stock.  During the six months ended April 30, 2009, the Company incurred operating expenses of $21,187, all of which was general and administrative in nature.  Interest expense for the six months ended April 30, 2010 was $3,250, compared to $508,540 for the six months ended April 30, 2009.

Net Loss

Our net loss for the six months ended April 30, 2010 amounted to $4,729,880 compared to a loss of $529,727 for the same period in 2009.  We have incurred a cumulative net loss in the amount of $10,826,713 from inception to April 30, 2010.

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

We have incurred a net loss of $10,826,713 for the period from March 14, 2002 (inception) to April 30, 2010, and have no revenue to date. We will require additional financing to sustain our business operations and we may not be able to obtain financing as required.

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

GAZOO ENERGY GROUP, INC.

Date: June 21, 2010	By:	/s/ Chip Hackley
Chip Hackley
Chief Executive Officer