Form 10-Q/A
period 2010-04-30
GAZOO ENERGY GROUP, INC.
filed 2010-06-23
CIK 1210536

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

45,549,234 outstanding common shares as of June 22, 2010

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

(d)
On April 22, 2010, the Company borrowed $100,000 from a third party in the form of a convertible promissory note.  The note is convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification.  Pursuant to this beneficial conversion feature of the note, the Company recorded a discount on debt in the amount of $42,857.  The earliest date at which the Company can convert the note into common stock is October 23, 2010, at which time the discount on debt will be fully expensed to interest.

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

The company is party to a complaint which the company and its legal counsel deem to be frivolous.  The complaint has been responded to and a counter claim has been filed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended April 30, 2010 the Company issued 1,010,000 shares of common stock for services rendered at $0.21 per share.

Also, on April 18, 2010, the Company issued 30,000,000 shares of common stock in order to acquire certain technology assets and intellectual property from an unrelated third-party entity. The Company had authorized these shares to the treasury as of October 31, 2009, but the Company was not able to complete its due diligence with respect to these assets and intellectual property until April 18, 2010, at which time the 30,000,000 shares were formally released as payment for the technology assets.  The shares were valued at the quoted market price of $0.15 per share, for total proceeds of $4,500,000.

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

GAZOO ENERGY GROUP, INC.

Date: June 22, 2010	By:	/s/ Chip Hackley
Chip Hackley
Chief Executive Officer