Form 10-K
period 2010-10-31
GAZOO ENERGY GROUP, INC.
filed 2011-03-30
CIK 1210536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2010

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
Yes   [     ]    No   [ X ]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of an affiliate in Rule 12b-2 of the Exchange Act.):   Aggregate market value of the 18,083,045 common voting shares held by non-affiliates of the registrant was $180,830 based on the bid price of $0.01 at March 24, 2011 .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,549,234 common shares issued and outstanding as of March 24, 2011.

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

The company changed its name to Principal Capital Group, Inc. on November 7, 2008 with the intention of becoming a subsidiary of a BDC.  The new shareholders defaulted on their obligation under the Stock Purchase Agreement and the new officers and directors were replaced by the previous board and officers.

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

Gazoo Energy Group, Inc.’s Common Stock has a limited trading market or liquidity, and there can be no assurances that any trading market will develop.

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

  the depth and liquidity of the market,
  developments affecting the business of  Gazoo Energy Group, Inc. generally and the impact of those factors referred to below in particular, investor perception of Gazoo Energy Group, Inc., and
  General economic and market conditions.

  We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

  In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) , as amended by SEC Release No. 33-8934 on June 26, 2008.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, commencing with our annual report for the fiscal year ending October 31, 2011, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year 2011.  The internal control report must include a statement

  Of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;
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

  Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011.

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

  We currently do not own any properties.

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

  None.

  PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Our common shares are quoted on the OTC Bulletin Board under the symbol “gazu”. The following table indicates the high and low bid prices of our common shares during the calendar periods indicated:

1st Quarter 2010	$.21	$.60
2nd Quarter 2010	0.12	.30
3rd Quarter 2010	.08	.28
4th Quarter 2010	.01	.08
1st Quarter 2009	.01	.008
2nd Quarter 2009	1.05	.26
3rd Quarter 2009	.65	.06
4th Quarter 2009	.55	.20

  The source of the high and low bid information above was obtained from Yahoo! Finance and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

  Holders of Our Common Stock

  On October 31, 2010 we had 39 registered shareholders holding 45,549,234 shares of our common stock.

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

  During the year ended October 31, 2010 the Company issued 4,000,000 shares of common stock to the treasury, pursuant to an Acquisition Agreement, such that the shares would be released after certain due-diligence milestones had been reached. The shares were subsequently cancelled.

  Also during the year ended October 31, 2010 the Company issued 30,000,000 shares of common stock from its treasury in order to acquire certain technology assets valued at $0.15 per share, for a total cost of $4,500,000. These technology assets were subsequently deemed by management to have been impaired. Consequently, the Company recognized a $4,500,000 expense relating to impairment of assets during the year ended October 31, 2010.

  The Company also issued 1,010,000 shares of common stock for services rendered at $0.21 per share, resulting in a total value of $212,100.

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

  The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended October 31, 2010 and 2009.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-K.

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

  Going Concern and continuing operations

  Our consolidated financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $11,035,880 as at October 31, 2010. To date the Company is still in the development stage and has no sales.

  Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended October 31, 2010 and October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

  Results of Operations for the Year Ended October 31, 2010

  The company has had no revenue during the years ended October 31, 2010 and 2009.

  We incurred general and administrative expenses in the amount of $89,411 for the year ended October 31, 2010, compared to $42,374 for the preceding year, resulting in an increase of $47,037. This increase reflects management’s decision to focus on the acquisition of existing companies with immediate revenue or immediate revenue potential.  We also incurred consulting fees in the amount of $235,655 and rent expense of $19,439 during the current year. Additionally, we recorded a $4,500,000 expense relating to the impairment of certain assets acquired via the issuance of 30,000,000 shares of common stock. We recognized interest expense of $37,042 during 2010 compared to $508,540 in the 2009 fiscal year. This decrease resulted primarily from the fact than in 2009, certain note holders converted loans payable to non-negotiable convertible promissory notes, and the Company expensed $508,540 as interest expense relating to a beneficial conversion feature.

  Our net loss for the 2010 year amounted to $4,939,047, compared to a net loss of $550,914 for the same period in 2009.

  Liquidity and Financial Condition

  The company had no cash on hand at October 31, 2010 or October 31, 2009. Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

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

  We have incurred a net loss of $11,035,880 for the period from March 14, 2002 (inception) to October 31, 2010, and have no revenue to date. As of October 31, 2010, we had no cash.  We will require continued financing to sustain our business operations and we may not be able to obtain financing as required.

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

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors

  Gazoo Energy Group, Inc.

  We have audited the accompanying consolidated balance sheets of Gazoo Energy Group, Inc. as of October 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended from inception on March 14, 2002 through October 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gazoo Energy Group, Inc. as of October 31,2010 and 2009 and the results of their operations stockholders equity (deficit) and cash flows for the years then ended from inception on March 14, 2002 through October 31, 2010, in conformity with U.S. generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had a loss from operations since inception of $8,183,674, an accumulated deficit of $11,035,880, and working capital deficit of $1,886,667, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

/s/ SADLER, GIBB AND ASSOCIATES, LLC

  Salt Lake City, UT

  March 15, 2011

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Consolidated Balance Sheets

ASSETS
	October 31,	October 31,
	2010	2009
CURRENT ASSETS

Cash held in trust	$-	$-

Total Current Assets	-	-

FIXED ASSETS

Production vehicles, net	67,500	-

Total Fixed Assets	67,500	-

TOTAL ASSETS	$67,500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$722	$-
Accounts payable and accrued expenses	223,821	167,637
Accounts payable - related parties	142,983	142,484
Accrued interest payable	265,242	250,522
Convertible promissory notes payable, less
unamortized discount	1,190,344	1,096,593
Notes payable	131,055	56,055

Total Current Liabilities	1,954,167	1,713,291

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 100,000,000 shares issued
and outstanding	100,000	100,000
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 45,549,234 and 44,539,234
shares issued and outstanding, respectively	45,549	44,539
Additional paid-in capital	9,003,664	4,269,003
Treasury stock	-	(30,000)
Accumulated deficit	(11,035,880)	(6,096,833)

Total Stockholders' Equity (Deficit)	(1,886,667)	(1,713,291)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$67,500	$-

  The accompanying notes are an integral part of these financial statements.

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Consolidated Statements of Operations

			From Inception
			on March 14,
	For the Years Ended		2002 through
	October 31,		October 31,
	2010	2009	2010

REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

EXPENSES

General and Administrative	89,411	42,374	3,383,037
Consulting	235,655	-	235,656
Depreciation	7,500	-	45,542
Rent	19,439	-	19,439
Impairment of assets	4,500,000	-	4,500,000

Total Expenses	4,852,005	42,374	8,183,674

OPERATING LOSS	(4,852,005)	(42,374)	(8,183,674)

OTHER INCOME (EXPENSES)

Interest expense	(37,042)	(508,540)	(794,830)
Forfeiture of rent deposit	(50,000)	-	(50,000)

Total Other Income (Expense)	(87,042)	(508,540)	(844,830)

LOSS BEFORE DISCONTINUED
OPERATIONS	(4,939,047)	(550,914)	(9,028,504)

DISCONTINUED OPERATIONS	-	-	(2,007,376)

NET LOSS	$(4,939,047)	$(550,914)	$(11,035,880)

BASIC LOSS PER SHARE	$(0.11)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	46,995,338	11,224,166

  The accompanying notes are an integral part of these financial statements.

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Consolidated Statements of Cash Flows

	For the Years Ended		From Inception on March 14, 2002 through
	October 31,		October 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,939,047)	$(550,914)	$(11,035,880)
Adjustments to reconcile net loss to
net cash used by operating activities:
Write-down of abandoned software investment	-	-	1,515,694
Write-down of web development cost	-	-	418
Write-down of capital assets	-	-	55,272
Write-down of license fee and related hardware	-	-	57,911
Impairment of technology assets	4,500,000	-	4,500,000
Depreciation	7,500	-	45,542
Amortization of debt discount	22,322	508,540	530,862
Common stock issued for services	212,100	-	212,100
Changes in operating assets and liabilities:
Change in accounts payable and
accrued liabilities	56,683	(3,323)	435,172
Change in accrued interest payable	14,720	4,206	265,242

Net Cash Used by Operating Activities	(125,722)	(41,491)	(3,417,667)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of hardware	-	-	(38,400)
Software license fee	-	-	(95,000)
Purchase of domain names	-	-	(10,175)
Assets purchased from discontinued business	-	-	(1,515,694)
Website development costs	-	-	(1,000)
Purchase of office equipment	-	-	(6,519)

Net Cash Used by Investing Activities	-	-	(1,666,788)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in notes payable	-	-	56,055
Increase in demand loans	125,000	-	1,043,853
Increase in bank overdraft	722	-	722
Acquisition deposit loan	-	-	267,740
Increase in related-party payables	-	41,268	51,084
Sale of common stock for cash	-	-	3,665,001

Net Cash Provided by Financing Activities	125,722	41,268	5,084,455

NET DECREASE IN CASH	-	(223)	-

CASH AT BEGINNING OF PERIOD	-	223	-

CASH AT END OF PERIOD	$-	$-	$-

  The accompanying notes are an integral part of these financial statements.

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Consolidated Statements of Cash Flows

	For the Years Ended		From Inception on March 14, 2002 through
	October 31,		October 31,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:

Common stock issued as payment of debt	$-	$150,000	$180,000
Common stock issued for purchase of assets	$4,500,000	$-	$4,500,000
Purchase of equipment with notes payable	$75,000	$-	$75,000

  The accompanying notes are an integral part of these financial statements.

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Consolidated Statements of Stockholders' Equity

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	TOTAL

Common shares issued for cash at
$0.001 per share	-	$-	19	$-	-	$-	$6,000	$-	$-	$6,000

Common shares issued to acquire
mineral property interest at
$0.001 per share	-	-	1	-	-	-	20	-	-	20

Common shares issued for cash at
$0.01 per share	-	-	23	-	-	-	73,003	-	-	73,003

Common shares issued for cash at
$0.15 per share	-	-	2	-	-	-	105,493	(19,602)	-	85,891

Net loss for the period from inception
on March 14, 2002 through
October 31, 2002	-	-	-	-	-	-	-	-	(79,386)	(79,386)

Balance, October 31, 2002	-	-	45	-	-	-	184,516	(19,602)	(79,386)	85,528

Cash received on subscriptions
receivable	-	-	-	-	-	-	-	19,602	-	19,602

Net loss for the year ended
October 31, 2003	-	-	-	-	-	-	-	-	(90,687)	(90,687)

Balance, October 31, 2003	-	-	45	-	-	-	184,516	-	(170,073)	14,443

Net loss for the year ended
October 31, 2004	-	-	-	-	-	-	-	-	(29,298)	(29,298)

Balance, October 31, 2004	-	-	45	-	-	-	184,516	-	(199,371)	(14,855)

Common shares issued pursuant to
private placement agreement at
$6,250 per share	-	-	240	-	-	-	1,500,000	-	-	1,500,000

Common shares issued pursuant to
share exchange agreement at
$1.25 per share	-	-	12,000	12	-	-	14,988	-	-	15,000

Common shares issued for cash
and consultant's fees at $19.08
per share	-	-	14,273	14	-	-	272,269	-	-	272,283

Net loss for the year ended
October 31, 2005	-	-	-	-	-	-	-	-	(3,021,657)	(3,021,657)

Balance, October 31, 2005	-	$-	26,558	$26	-	$-	$1,971,773	$-	$(3,221,028)	$(1,249,229)

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

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Consolidated Statements of Stockholders' Equity

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	TOTAL
Balance, October 31, 2009	100,000,000	$100,000	44,539,234	$44,539	(30,000,000)	$(30,000)	$4,269,003	$-	$(6,096,833)	$(1,713,291)

Common shares issued for services
rendered at $0.21 per share	-	-	1,010,000	1,010	-	-	211,090	-	-	212,100

Common shares released from treasury
in purchase of technology assets
at $0.15 per share	-	-	-	-	30,000,000	30,000	4,470,000	-	-	4,500,000

Beneficial conversion of notes payable	-	-	-	-	-	-	53,571	-	-	53,571

Net loss for the year ended
October 31, 2010	-	-	-	-	-	-	-	-	(4,939,047)	(4,939,047)

Balance, October 31, 2010	100,000,000	$100,000	45,549,234	$45,549	-	$-	$9,003,664	$-	$(11,035,880)	$(1,886,667)

  The accompanying notes are an integral part of these financial statements.

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Notes to the Consolidated Financial Statements
  October 31, 2010 and 2009

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
  October 31, 2010 and 2009

  1. NATURE OF OPERATIONS (CONTINUED)

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

  As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the period from March 14, 2002 (inception) to October 31, 2010 of $11,035,880.  To date, the Company has not generated any revenue. The future of the Company is dependent upon the continued support of its lenders, its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
  October 31, 2010 and 2009

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

  b)     Income Taxes

  The Company follows ASC740 which requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  c)     Basic and Diluted Loss Per Share

  In accordance with ASC 260, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2010 and 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

  d)  Development Stage Company

  The Company complies with the ASC 915, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s development stage activity effective March 14, 2002 to October 31, 2010.

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

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Notes to the Consolidated Financial Statements
  October 31, 2010 and 2009

  2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  f)     Preferred Stock

  As of October 31, 2010, the Company has 100,000,000 shares of preferred stock issued and outstanding. The preferred shares hold liquidation preference over common shares. There are no terms for conversion of preferred shares into common shares.

  g)     Recent Accounting Pronouncements

  Below is a listing of the most recent accounting pronouncements issued since through January 11, 2011. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

  In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

  In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

  In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

  In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

  In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Notes to the Consolidated Financial Statements
  October 31, 2010 and 2009

  2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  g)     Recent Accounting Pronouncements

  In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

  In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

  In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

  In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

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

  During the year ended October 31, 2009, it was been determined that the domain name rights and software license rights were no longer viable and, accordingly,were written-off.

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Notes to the Consolidated Financial Statements
  October 31, 2010 and 2009

  4. LOANS PAYABLE AND PROMISSORY NOTE

  Promissory Notes

  At October 31, 2010 and 2009, the Company holds a promissory note payable to an unrelated third-party entity in the amount of $131,055 and $56,055, respectively. This note accrues interest at a rate of 10.0% per annum. The note has no formal repayment terms, other than being due on demand. As of October 31, 2010, the Company had a total of $5,605 in accrued interest related to this note. As of October 31, 2010, the Company had received no formal demand for payment from the lender.

  During the year ended October 31, 2010 the Company borrowed $75,000 from an unrelated third-party lender. The note accrues interest at 6.0% per annum, and has no other formal repayment terms, other than being due on demand. As of October 31, 2010 the Company had a total of $2,435 in accrued interest related to this note.

  Convertible Demand Loans

  On June 1, 2008 the Company held a $267,740 note payable which was acquired by a third-party and re-written in the form of a six-month non-interest bearing convertible promissory note. The notes became convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification. Pursuant to this beneficial conversion feature of the notes, the Company recorded a discount on debt in the amount of $114,746, which the Company began to amortize to interest expense on December 1, 2008. On May 1, 2009, $90,000 of this note was converted into 9,000,000 shares of common stock at $0.01 per share, leaving $177,740 in unpaid principal as of October 31, 2010. Contractual simple interest was accrued through January 31, 2008, but by mutual consent has been discontinued since that date. As of October 31, 2010, the note is in default. However, the Company has received no formal demand for payment.

  On June 1, 2008 the Company held $918,853 in notes payable which were acquired by a third-party and re-written in the form of one non-interest bearing convertible promissory note. The note became convertible at the option of the Company at a conversion price equal to 70% of the closing market price on the date of notification. Pursuant to this beneficial conversion feature of the notes, the Company recorded a discount on debt in the amount of $393,794, which the Company began to amortize to interest expense on December 1, 2008. Contractual simple interest was accrued through January 31, 2008, but by mutual consent has been discontinued since that date. As of October 31, 2010, the note is in default. However, the Company has received no formal demand for payment.

  During the year ended October 31, 2010 the Company borrowed a total of $125,000 from two unrelated lenders. The notes accrue interest at a rate of 6.0% per annum, and are due in full one year from the note date. Each note is convertible at the option of the Company into shares of the Company’s common stock at 70% of market price. Because of this beneficial conversion feature, the Company recorded a discount on debt in the aggregate amount of $53,571, of which $22,322 has been amortized to interest expense as of October 31, 2010. As of October 31, 2010 the Company has recorded an aggregate of $6,797 in accrued interest relating to these notes.

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Notes to the Consolidated Financial Statements
  October 31, 2010 and 2009

  5. EQUITY ACTIVITY

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

  During the year ended October 31, 2010 the Company issued 4,000,000 shares of common stock to the treasury, pursuant to an Acquisition Agreement, such that the shares would be released after certain due-diligence milestones had been reached. The shares were subsequently cancelled.

  Also during the year ended October 31, 2010 the Company issued 30,000,000 shares of common stock from its treasury in order to acquire certain technology assets valued at $0.15 per share, for a total cost of $4,500,000. These technology assets were subsequently deemed by management to have been impaired. Consequently, the Company recognized a $4,500,000 expense relating to impairment of assets during the year ended October 31, 2010.

  The Company also issued 1,010,000 shares of common stock for services rendered at $0.21 per share, resulting in a total value of $212,100.

  6. RELATED PARTY TRANSACTIONS

  On May 1, 2009 the Company issued 100,000,000 shares of preferred stock to its President and Sole Director as payment for $30,000 for services rendered to the company.

  During the years ended October 31, 2010 and 2009, the Company’s president and sole director paid various Company expenses on behalf of the Company. The Company records these transactions as increases in its related-party payable account, and makes payments back to the related-party when either a) necessary cash funds are available, or b) the related-party agrees to accept common stock in lieu of cash payments. At October 31, 2010 and 2009, the outstanding balance on this related-party payable account was $142,983. The Company records interest on the related-party payable at a rate of 8.0% per annum.

  7. INCOME TAXES

  The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

  GAZOO ENERGY GROUP, INC.
  (Formerly Principal Capital Group, Inc.)
  (A Development Stage Company)
  Notes to the Consolidated Financial Statements
  October 31, 2010 and 2009

  7. INCOME TAXES (CONTINUED)

  ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to net the loss before provision for income taxes for the following reasons:

	For the Year Ended	For the Year Ended
	October 31,	October 31,
	2010	2009
Income tax expense at statutory rate	(1,679,276)	(119,879)
Impairment of assets	$1,530,000	$-
Valuation allowance	149,276	119,879
Income tax expense per books	$-	$-

  Deferred tax assets and the valuation account as of October 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax asset:
Net operating loss carry forward	$1,485,375	$1,366,119
Valuation allowance	(1,485,375)	(1,366,119)

	$-	$-

  The Company has not identified any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended October 31, 2010 and 2009, nor were any interest or penalties accrued as of October 31, 2010.

  The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

  8. SUBSEQUENT EVENTS

  In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

  As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this annual report on Form 10-K (the “Evaluation Date”), being October 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that material information relating to it would be made known to us by others, particularly during the period in which this annual report on Form 10-K was being prepared. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

  Compliance with Section 16(a) of the Securities Exchange Act

  Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended October 31, 2010, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

  SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation($)
Alan Miller	2010	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Ritter v.Raffay	2010	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
Douglas Waugh	2010	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	$ Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

  Stock Option Grants

  As of the date of this annual report on Form 10-K, we do not have any outstanding options, warrants to purchase our common stock or securities convertible into shares of our common stock.

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

  The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 24, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

  Audit Fees

  The aggregate fees billed for the fiscal year ended October 31, 2010 for professional services rendered by the principal accountant, Sadler, Gibb & Associates, LLC, for the audit of our annual financial statements, review of our October 31, 2009 Form 10-K, review of our January 31, 2010, April 30, 2010 and July 31, 2010 Form 10-QSB’s were as follows:

Audit Fee	$6,500
Review of Quarterly Reports	$7,500

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

Date: March 24, 2011

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chip Hackley
Chip Hackley
Chief Executive Officer
and Director

Date: March 24, 2011